Form 10-Q
period 1995-12-31
EASTERN BANCORP INC
filed 1996-02-14
CIK 793169

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[xx] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

                For the quarterly period ended December 31, 1995

                                       OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934


                     For the transition period from      to

                         Commission File Number 0-14853


                              EASTERN BANCORP, INC.
                              --------------------
             (Exact name of registrant as specified in its charter)


              Delaware                            03-0304472
              --------                           ------------
     (State or other jurisdiction of           (I.R.S. Employer
     incorporation or organization)           Identification No.)

         537 Central Avenue
        Dover, New Hampshire                           03820
        --------------------                           -----
(Address of principal executive offices)            (Zip Code)


       Registrant's telephone number, including area code: (603) 749-2150.


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X     No
                                                ---       ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date is:

                 Class:  Common Stock, par value $.01 per share
               Outstanding at February 9, 1996:  2,400,816 shares

                                      INDEX


Part I.        Financial Information                                     Page
-------        ---------------------                                   --------

  Item 1.      Financial Statements

               Consolidated Statements of Financial Condition
               at December 31, 1995 and September 30, 1995                    3


               Consolidated Statements of Operations for the Three
               Months Ended December 31, 1995 and December 31, 1994           4


               Consolidated Statements of Cash Flows for the Three          5-6
               Months Ended December 31, 1995 and December 31, 1994

               Notes to Consolidated Financial Statements                   7-8


  Item 2.      Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                   9-15


Part II.       Other Information
--------       -----------------

  Item 1.      Legal Proceedings                                             16

  Item 2.      Changes in Securities                                         16

  Item 3.      Defaults upon Senior Securities                               16

  Item 4.      Submission of Matters to a Vote of Security Holders           16

  Item 5.      Other Information                                             16

  Item 6.      Exhibits and Reports on Form 8-K                              16

                              Eastern Bancorp, Inc.
                 Consolidated Statements of Financial Condition

(Dollars in thousands, except per share data)
                                                                      December 31,   September 30,
                                                                          1995           1995
                                                                      ------------   -------------
ASSETS
Cash and due from banks                                                 $ 53,061       $ 28,474
Short-term investments                                                       926          2,487
Investment and mortgage backed securities available-for-sale
  (amortized cost of $16,376 at December 31, 1995 and $4,443
  at September 30, 1995)                                                  16,743          4,177
Investment securities held-to-maturity (market value of
  $25,552 at December 31, 1995 and $42,294 at September 30, 1995)         25,431         42,259
Mortgage backed securities held-to-maturity (market value of
  $226,715 at December 31, 1995 and $264,666 at September 30, 1995)      229,164        270,133
FHLB stock                                                                 9,283          9,283
Loans (net of allowance for possible loan losses of $4,009
  at December 31, 1995 and $3,622 at September 30, 1995)                 440,044        443,041
Loans held for sale                                                        6,259          8,212
Accrued interest receivable:
  Investment and mortgage backed securities                                2,046          2,731
  Loans                                                                    2,836          2,761
Other real estate owned, net                                               4,696          8,137
Investment in real estate                                                    457            447
Premises and equipment,net                                                14,918         14,232
Excess of cost over net assets acquired                                    3,814          3,908
Deferred income tax asset, net                                               562            776
Prepaid expenses and other assets                                         21,535          5,027
                                                                      ----------    -----------
    Total assets                                                        $831,775       $846,085
                                                                      ----------    -----------
                                                                      ----------    -----------

LIABILITIES
Deposit accounts (including non-interest bearing deposits of
  $51,109 at December 31, 1995 and $48,932 at September 30, 1995)       $619,048       $616,350
Advances from FHLB                                                       132,889        136,632
Securities sold under agreement to repurchase                             11,855         24,855
Capital lease obligation                                                     366            395
Accrued federal income taxes                                                 427             17
Accrued expenses and other liabilities                                     4,700          6,853
                                                                      ----------    -----------
    Total liabilities                                                    769,285        785,102
STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value: 1,000,000 shares authorized;
  no shares issued and outstanding                                            --             --
Common stock, $0.01 par value: 5,000,000 shares authorized;
  2,730,455 shares issued at December 31, 1995 and 2,730,455
  at September 30, 1995                                                       27             27
Additional paid-in capital                                                36,193         36,196
Retained income (substantially restricted)                                29,708         28,629
Unrealized gain (loss) on securities available-for-sale, net                 243           (175)
Treasury stock (at cost) 347,267 shares at December 31, 1995 and
  348,217 shares at September 30, 1995                                    (3,681)        (3,694)
                                                                      ----------    -----------
    Total stockholders' equity                                            62,490         60,983
                                                                      ----------    -----------
    Total liabilities and stockholders' equity                          $831,775       $846,085
                                                                      ----------    -----------
                                                                      ----------    -----------

See accompanying notes to consolidated financial statements.

                              Eastern Bancorp, Inc.
                      Consolidated Statements of Operations

(Dollars in thousands, except per share data)
                                                                          Three Months Ended
                                                                             December 31,
                                                                          1995           1994
                                                                        --------       --------
INTEREST INCOME:
Residential mortgage loans                                               $ 4,432        $ 3,684
Other loans                                                                5,809          5,342
Investment and mortgage backed securities
  available-for-sale                                                         372             54
Investment securities held-to-maturity                                       833            675
Mortgage backed securities held-to-maturity                                4,030          4,567
                                                                         -------        -------
  Total interest income                                                   15,476         14,322
INTEREST EXPENSE:
Deposit accounts                                                           6,242          4,800
Borrowings                                                                 2,332          2,514
                                                                         -------        -------
  Total interest expense                                                   8,574          7,314
                                                                         -------        -------
Net interest income                                                        6,902          7,008
Provision for possible loan losses                                           435            260
                                                                         -------        -------
  Net interest income after provision for
    possible loan losses                                                   6,467          6,748
NON-INTEREST INCOME:
Gain on sale of investment and mortgage backed
  securities, net                                                            521             --
Gain on sale of loans and mortgage servicing rights, net                     547            292
Service fees on loans sold                                                   295            326
Customer service fees                                                      1,380          1,299
Miscellaneous                                                                326            339
                                                                         -------        -------
  Total non-interest income                                                3,069          2,256
                                                                         -------        -------
    Income before non-interest expense and federal
      and state taxes                                                      9,536          9,004
NON-INTEREST EXPENSE:
Compensation and benefits                                                  3,157          2,825
Office occupancy, net                                                      1,298          1,162
Marketing                                                                    520            319
Federal deposit insurance premium                                            373            374
Other real estate owned operations                                            48            828
Amortization of intangibles                                                   95             95
Professional fees                                                            114            407
Merger related                                                               401             --
Other                                                                      1,282          1,005
                                                                         -------        -------
  Total non-interest expense                                               7,288          7,015
                                                                         -------        -------
  Income before federal and state taxes                                    2,248          1,989
  Federal and state tax expense                                              761            789
                                                                         -------        -------
    Net income                                                            $1,487         $1,200
                                                                         -------        -------
                                                                         -------        -------

Earnings per common and common equivalent share outstanding               $ 0.59         $ 0.49
Cash dividends paid per common share                                        0.17           0.04
Weighted average number of common and common
  equivalent shares outstanding                                        2,523,154      2,457,675

See accompanying notes to consolidated financial statements.

                              Eastern Bancorp, Inc.
                      Consolidated Statements of Cash Flows

                                                                          Three Months Ended
                                                                             December 31,
(Dollars in thousands)                                                    1995           1994
                                                                        --------       --------
Cash flows from operating activities:
  Net income                                                            $  1,487       $  1,200
  Adjustments to reconcile net income to net cash
    provided (used) by operating activities:
      Depreciation, amortization and accretion                               786            706
      Provision for possible loan losses                                     435            260
      (Gain) on sale of securities                                          (521)            --
      (Gain) on sale of loans                                               (547)          (292)
      (Gain) on sale of real estate owned                                   (140)          (312)
      Provision for loss on other real estate owned                           --            526
      Loans originated for sale                                          (32,469)       (14,429)
      Proceeds from sales of loans originated for sale                    31,942         13,518
      Decrease in accrued interest receivable                                610            109
      (Increase) decrease in prepaid expenses and other assets           (16,337)           222
      (Increase) decrease in deferred income tax asset                        (1)             1
      Increase (decrease) in accrued expenses and other liabilities       (2,153)            10
      Increase in accrued federal taxes                                      410            107
                                                                        --------       --------
        Total adjustments                                                (17,985)           426
                                                                        --------       --------
        Net cash provided (used) by operating activities                 (16,498)         1,626
                                                                        --------       --------
Cash flows from investing activities:
  Net decrease in short-term investments                                   1,561          1,109
  Net (increase) in FHLB stock                                                --             --
  Portfolio loans:
    Purchases                                                             (3,740)        (3,001)
    Originations net of repayments                                         1,892         (6,786)
    Proceeds from sales                                                    6,277             --
    Recoveries on loans previously charged off                                65            (65)
  Investment and mortgage backed securities available-for-sale:
    Purchases                                                                (50)           (53)
    Proceeds from sales                                                   34,622             --
    Proceeds from maturities and returns of principal                        613             --
  Investments held-to-maturity:
    Purchases                                                            (32,253)          (834)
    Proceeds from sales                                                       --             --
    Proceeds from maturities and returns of principal                     37,151          3,750
  Mortgage backed securities held-to-maturity:
    Purchases                                                                 --         (5,962)
    Proceeds from sales                                                       --             --
    Proceeds from maturities and returns of principal                      9,110          6,747
  Purchases of premises and equipment, net of sales proceeds                (977)          (450)
  Proceeds from sales of real estate, net                                  1,327          1,728
  Purchase of mortgage servicing rights                                      (31)          (867)
  (Increase) decrease in investments in real estate                          (10)           215
                                                                        --------       --------
        Net cash provided (used) by investing activities                $ 55,557       $ (4,469)
                                                                        --------       --------

(continued on next page)

                              Eastern Bancorp, Inc.
                      Consolidated Statements of Cash Flows

(continued)

                                                                          Three Months Ended
(Dollars in thousands)                                                       December 31,
                                                                          1995           1994
                                                                        --------       --------
Cash flows from financing activities:
  Net increase (decrease) in deposits                                   $  2,698       $ (4,973)
  Advances from FHLB:
    Proceeds                                                              32,260         51,787
    Repayments and extinguishments                                       (36,003)       (62,797)
  Securities sold under agreement to repurchase:
    Proceeds                                                              11,855         21,000
    Repayments                                                           (24,855)            --
  Reduction in capital lease obligation                                      (29)           (28)
  Net proceeds from exercise of stock options and/or sale
    of treasury stock                                                         10            308
  Dividends paid                                                            (408)           (96)
                                                                        --------       --------
        Net cash provided (used) by financing activities                 (14,472)         5,201
                                                                        --------       --------

        Net increase in cash                                              24,587          2,358

        Cash and cash equivalents at beginning of period                  28,474         24,018
                                                                        --------       --------

        Cash and cash equivalents at end of period                      $ 53,061       $ 26,376
                                                                        --------       --------
                                                                        --------       --------



Cash paid for:
  Interest                                                              $  8,853       $  7,198
  Federal and state taxes                                                    300            577

Supplemental disclosure of non-cash activities:
  Increase in unrealized gain (loss) on investment and
    mortgage backed securities available-for-sale, net                       418            (33)
  Loans charged off                                                          113            152
  Loans securitized and sold                                               2,937             --
  Loans foreclosed                                                           388            570


See accompanying notes to consolidated financial statements.

                              EASTERN BANCORP, INC.
                   Notes to Consolidated Financial Statements



(1)  ACCOUNTING PRINCIPLES

     The unaudited consolidated interim financial statements for Eastern Bancorp, Inc. and subsidiaries presented herein should be read in conjunction with the consolidated financial statements of Eastern Bancorp, Inc. and subsidiaries for the fiscal year ended September 30, 1995, included in its annual report on Form
10-K.

     Consolidated financial information as of December 31, 1995, and for the three months ended December 31, 1995 and 1994 is unaudited, but in the opinion of management reflects all adjustments (none of which are other than normal recurring accruals) necessary for a fair presentation of such information. Interim results are not necessarily indicative of the results to be expected for the entire year. Certain information for the three month period ended December 31, 1994, has been reclassified to conform with the 1995 presentation.

     The Company adopted SFAS No. 122, "Accounting for Mortgage Servicing Rights, an Amendment of FASB Statement No. 65" effective October 1, 1994, and has herein revised the previously reported quarterly operating results for the period ending December 31, 1994 as follows: a net increase in non-interest income of $143,000, an increase in net income of $91,000, and an increase in earnings per share of $0.04.



(2) STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS NO. 114 AND NO. 118

     In May 1993, the FASB issued SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," that was amended in October 1994 by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosure." The statements, which were adopted by the Company on October 1, 1995, require changes in both the disclosure and impairment measurement of certain loans. In addition, criteria for classification of a loan as an in-substance foreclosure were modified in such a way that such classification need be made only when the lender is in possession of the collateral. At adoption, the Company reclassified $2.6 million of in-substance foreclosures to loans. Adoption of these statements had no material impact on the Company's financial
position or results of operations.   In accordance with the provisions of SFAS
No. 114 and No. 118, prior year balances were not reclassified since taken as a whole they were immaterial to the financial statements.

     Interest income on loans is recognized on the accrual method. Nonaccrual loans include impaired loans and are those loans on which the accrual of interest is discontinued when collectibility of principal or interest is uncertain or payments of principal or interest have become contractually past due 90 days. Upon such discontinuance, all unpaid accrued interest is reversed against the current period's earnings.

     Impaired loans are commercial, commercial real estate, and individually significant mortgage and consumer loans for which it is probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan agreement. The definition of "impaired loans" is not the same as the definition of "nonaccrual loans," although the two categories overlap. Nonaccrual loans include impaired loans and are those on which the accrual of interest is discontinued when collectibility of principal or interest is uncertain or payments of principal or interest have become contractually past due 90 days. The Company may choose to place a loan on nonaccrual status due to payment delinquency or uncertain collectibility, while not classifying the loan as impaired, if (i) it is probable that the Company will collect all amounts due in accordance with the contractual terms of the loan or (ii) the loan is not a commercial, commercial real estate or an individually significant mortgage or consumer loan. Factors considered by management in determining impairment include payment status and collateral value. The amount of impairment for these types of impaired loans is determined by the difference between the present value of the expected cash flows related to the loan, using the original contractual interest rate, and its recorded value, or as a practical expedient in the case of collateralized loans, the difference between the fair value of the collateral and the recorded amount of the loans. When foreclosure is probable, impairment is measured based on the fair value of the collateral. Mortgage and consumer loans which are not individually significant are measured for impairment collectively. Loans that experience insignificant payment delays and insignificant shortfalls in payment amounts generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

     Restructured, accruing loans entered into prior to the adoption of these statements are not required to be reported as impaired unless such loans are not performing according to the restructured terms at adoption of SFAS No, 114.
Loan restructurings entered into after adoption of SFAS No. 114 are reported as impaired loans, and impairment is measured as described above using the loan's pre-modification rate of interest.

     At December 31, 1995, total impaired loans were $10.1 million that had related allowances of $2.9 million. During the period ended December 31, 1995, the average recorded investment in impaired loans was $10.1 million which contributed $51,000 to interest income in the first quarter of fiscal 1996.

                              EASTERN BANCORP, INC.
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

     This discussion and analysis includes material changes affecting the Company's liquidity, capital resources and results of operations for the period included in the accompanying consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL:

     Eastern Bancorp, Inc. (The "Company") is the nondiversified unitary savings and loan holding company of Vermont Federal Bank, FSB ("VFB"). VFB is hereinafter referred to as "the Bank." Effective October 1, 1995 the Company merged its formerly separate New Hampshire banking subsidiary into VFB. The Bank's principal business is retail banking, which includes attracting deposits and making loans. Additionally, the Bank makes investments and borrows funds. The Company also owns Vermont Service Corporation ("VSC"), a real estate development company it purchased from VFB in January 1992.


LIQUIDITY:

     The Bank's primary sources of liquidity consist of borrowed funds, deposit inflows, loan repayments, sales of loans originated for sale, sales of investments and mortgage backed securities available-for-sale, and maturities of investment and mortgage backed securities. These sources of liquidity fund investments in a variety of mortgage and consumer loans and investment and mortgage backed securities. The Bank also originates a limited number of commercial loans. The Bank believes it has adequate sources of liquidity to fund its current activities.

     The Office of Thrift Supervision ("OTS") regulations require the Bank to maintain liquid assets at 5% or more of its net withdrawable deposits plus short term borrowings. The Bank's liquidity ratios are in compliance with those regulations for the periods reported.

     The Company's primary sources of liquidity consist of dividends received from its subsidiaries, sales of investment securities available-for-sale, maturities of investment securities, and borrowed funds. The Company uses its liquidity to pay cash dividends to shareholders, for general and administrative expenses and to pay federal and state taxes. The Company also uses its liquidity to fund cash needs of VSC. At December 31, 1995, the holding company had $1.6 million in cash and investment securities. The Company did not have any debt outstanding at December 31, 1995, nor does it anticipate the need to borrow any funds during fiscal 1996.

INVESTMENT AND MORTGAGE BACKED SECURITIES:

     Investment and mortgage backed securities held-to-maturity at December 31, 1995 totaled $254.6 million with a market value of $252.3 million compared to $312.4 million with a market value of $307.0 million at September 30, 1995.
This reflected a one-time reclassification of $43.7 million of held-to-maturity portfolio securities to the available-for-sale portfolio, resulting from the implementation of the FASB's special report on SFAS No. 115. Investment and mortgage backed securities available-for-sale as of December 31, 1995 totaled $16.7 million with an amortized cost of $16.4 million compared to $4.2 million with an amortized cost of $4.4 million at September 30, 1995. The Company believes cash flow from mortgage backed and investment securities is adequate to meet liquidity requirements.

     The Bank uses mortgage backed securities to supplement loan demand and as an alternative use of excess liquid funds. They are also used for the purpose of meeting the Bank's "Qualified Thrift Lender" requirements.


LOANS:

     The Company's net loans increased $5.0 million from $451.3 million at September 30, 1995, to $446.3 million at December 31, 1995.

     The following table compares significant loan activity for the periods indicated.

                                                     Selected Loan Activity
(Dollars in thousands)                           Three Months Ended December 31,
                                                           (Unaudited)
                                                   1995                   1994
                                                 --------               --------
Originations:
      Residential Mortgage                       $32,003                $22,618
      Consumer                                     5,870                  9,376
      Commercial                                   3,056                  7,161
                                                 -------                -------
         Total Originations                       40,929                 39,155
Purchases                                          3,740                  3,001
Sales                                             31,395                 13,226
Loans securitized to mortgage backed securities    2,937                     --


     The Bank originates fixed and adjustable rate mortgage loans for sale. At December 31, 1995, the Bank had $6.3 million in mortgage loans held for sale which required no valuation reserve to adjust their carrying value to the lower of cost or market. At December 31, 1995, the Bank had $7.4 million in commitments to sell mortgage loans. During the three months ended December 31, 1995, the Bank sold $31.4 million and securitized and sold $2.9 million in mortgage loans, all of which had been originated for sale. The proceeds from these sales combined with other sources of funds were used to originate $40.9 million in loans, of which $32.0 million were residential mortgages.

     At December 31, 1995, the Bank had commitments to originate loans of $85.6 million which included $13.3 million in residential mortgage loans, $12.0 million in commercial loans (primarily unadvanced funds on equity lines of credit) and $60.3 million in consumer loans (primarily unadvanced funds on equity lines of credit).

     The following table compares the balances of nonperforming assets at the dates indicated. There are no loans greater than ninety days past due that are still accruing.

                                                                          NONPERFORMING ASSETS
                                             December 31, 1995             September 30, 1995             December 31, 1994
------------------------------------------------------------------------------------------------------------------------------
                                                            % of                          % of                          % of
(Dollars in thousands)                     Amount          Assets        Amount          Assets         Amount         Assets
------------------------------------------------------------------------------------------------------------------------------
Nonaccruing loans:
  Commercial                               $ 7,761           0.93%       $ 4,326           0.51%       $ 2,485           0.30%
  Consumer                                   3,129           0.38          1,782           0.21          1,384           0.17
  Residential mortgage                       2,988           0.36          2,229           0.26          1,553           0.19
------------------------------------------------------------------------------------------------------------------------------
Total nonperforming loans                   13,878           1.67          8,337           0.98          5,422           0.66
In-substance foreclosures                       --             --          2,739           0.32          2,691           0.32
Real estate owned, net                       4,696           0.56          5,398           0.64          4,982           0.60
Other repossessed assets                       462           0.06            310           0.04            217           0.03
------------------------------------------------------------------------------------------------------------------------------
Total nonperforming assets                 $19,036           2.29%       $16,784           1.98%       $13,312           1.61%
------------------------------------------------------------------------------------------------------------------------------

Restructured troubled debt:
  Performing                               $ 4,907           0.59%        $4,801           0.57%       $ 5,246           0.64%
  Nonperforming (included above)               618           0.07            985           0.11          1,302           0.15
------------------------------------------------------------------------------------------------------------------------------
  Total                                    $ 5,525           0.66%        $5,786           0.68%       $ 6,548           0.79%
------------------------------------------------------------------------------------------------------------------------------
Allowance for possible loan losses         $ 4,009           0.48%        $3,622           0.43%       $ 3,760           0.46%
------------------------------------------------------------------------------------------------------------------------------

Allowance for possible loan losses to:
  Nonperforming loans                                       28.89%                        43.44%                        69.35%
  Total loans                                                0.89                          0.79                          0.87
------------------------------------------------------------------------------------------------------------------------------

     The Company's total nonperforming assets increased $2.2 million to $19.0 million at December 31, 1995 compared to $16.8 million at September 30, 1995. Nonaccruing loans increased approximately $5.5 million of which $2.6 million was due to the reclassification of in-substance foreclosure ("ISF") loans to nonaccruing as a result of SFAS No. 114's modification of the criteria for classification as ISF. The remaining $2.8 million increase in nonaccruing loans consisted of a $1.3 million increase in nonaccruing consumer loans due to continued delinquencies in mobile home loans and equity credit lines, an $800,000 increase in nonaccruing residential mortgage loans, and a $700,000 increase in nonaccruing commercial loans.

     Other real estate owned totaled $4.7 million at December 31, 1995, compared to $8.1 million at September 30, 1995, a decrease of $3.4 million. The decrease was due to $42,000 in writedowns, $2.6 million of ISF loans transferred to nonaccruing loans in accordance with SFAS No. 114, and $1.1 million in net sales, offset by $388,000 in transfers to other real estate owned.

     See "Results of Operations - Provision for Possible Loan Losses" for information on the allowance for loan losses which totaled $4.0 million at December 31, 1995.


DEPOSITS:

     Total deposits have increased $2.7 million during the three months ended December 31, 1995. The Bank attributes this increase in deposits to increases in demand deposit accounts, money market accounts, NOW accounts, and time deposits offset by a decrease in passbook accounts.

BORROWINGS:

     Total borrowed funds decreased $16.8 million during the first three months of fiscal 1996.


STOCKHOLDERS' EQUITY:

     Stockholders' equity increased $1.5 million during the three month period ended December 31, 1995, to $62.5 million, or $26.22 per share. The Company recorded earnings of $1.5 million and paid cash dividends to shareholders of $408,000 during the first three months of fiscal 1996. During the three months ended December 31, 1995, the Company received $10,000 for the use of Treasury shares to fund the exercise of employee and director stock options. The Company's after tax unrealized gain on investment and mortgage backed securities was $243,000 compared to a $175,000 unrealized loss at September 30, 1995 due to an increase in the market value of those securities.

     The following table reflects actual regulatory capital as calculated at December 31, 1995 for VFB.

                                       (Dollars in thousands)
               VFB                             ACTUAL
               ---                    -----------------------
               Core                   $56,071           6.78%
               Tangible                56,071           6.78
               Risk-based              59,987          12.67


     At December 31, 1995, VFB had risk-based capital of $60.0 million, or 12.7% of risk weighted assets on a fully phased-in basis. The Bank's capital ratios exceed current regulatory requirements.

     On January 26, 1996, the Board of Directors of the Company declared an $0.18 quarterly cash dividend per share, payable on February 14, 1996 to stockholders of record on January 31, 1996. Payment of future cash dividends is subject to, among other things, Company earnings and tax and regulatory considerations.

     The Company, with other financial institutions, is a plaintiff in litigation brought against the Federal Government arising out of the phasing out of supervisory goodwill from capitalization in 1989. This litigation is currently pending before the U.S. Supreme Court, and no prediction can be made at this time as to its outcome or the amount of damages, if any, which the Company might ultimately recover.

RESULTS OF OPERATIONS:

COMPARISON OF THE THREE MONTHS ENDED DECEMBER 31, 1995 AND 1994

NET INCOME:

     Net income for the three months ended December 31, 1995 was $1.5 million or $0.59 per share, compared to earnings of $1.2 million, or $0.49 per share, for the three months ended December 31, 1994. Fiscal 1996 first quarter results included the following nonrecurring events: a $521,000 net gain on securities sales resulting from a reclassification of the investment portfolio under the FASB Special Report on SFAS No. 115, and a $401,000 charge due to additional expenses related to the merger of the Company's New Hampshire bank subsidiary into VFB.

NET INTEREST INCOME:

     Net interest income was $6.9 million for the three months ended December 31, 1995, compared to $7.0 million for the similar period ended December 31, 1994.

     Total interest income earned was $15.5 million during the fiscal 1996 quarter, an increase of $1.2 million over the comparable fiscal 1995 quarter. This increase was due primarily to increased interest income on loans due to higher yields, accounting for approximately $554,000 of the increase in interest income, and higher average balances, accounting for approximately $623,000 of the increase in interest income.

     Total interest expense incurred was $8.6 million for the fiscal 1996 quarter, a $1.3 million increase from the $7.3 million incurred during the fiscal 1995 quarter. This increase was primarily due to higher interest rates paid on deposits, accounting for approximately $853,000 of the increase in interest expense, and to higher average deposit balances, accounting for approximately $453,000 of the increase in interest expense.


                     ANALYSIS OF AVERAGE RATES AND BALANCES

                                                               Quarter ended December 31,
                                                                1995                                         1994
                                             -------------------------------------------------------------------------------------
                                                               Interest       Rate                         Interest         Rate
                                               Average         income/       earned/        Average         income/        earned/
(Dollars in thousands)                         balance         expense        paid          balance         expense         paid
----------------------------------------------------------------------------------------------------------------------------------
ASSETS
Loans                                          $452,858        $10,241        9.05%        $423,628         $ 9,026         8.52%
Investment and mortgage backed securities       318,758          5,235        6.57          330,813           5,296         6.41
                                               --------        -------                     --------         -------
  Total interest-earning assets                 771,616         15,476        8.02          754,441          14,322         7.59
Other real estate owned                           5,027                                      12,622
Non interest-earning assets                      60,142                                      49,576
                                               --------                                    --------
  Total assets                                 $836,785                                    $816,639
                                               --------                                    --------
                                               --------                                    --------

LIABILITIES AND STOCKHOLDERS' EQUITY
Savings                                        $254,731          1,739        2.73         $270,040           1,764         2.61
Time deposits                                   312,899          4,503        5.76          264,709           3,036         4.59
Borrowings                                      151,964          2,332        6.14          171,492           2,514         5.86
                                               --------        -------                     --------         -------
  Total interest-bearing liabilities            719,594          8,574        4.76          706,241           7,314         4.14
                                               --------        -------                     --------         -------
Non-interest-bearing deposits                    50,259                                      46,411
Other non-interest-bearing liabilities            5,022                                       6,105
                                               --------                                    --------
  Total liabilities                             774,875                                     758,757
Stockholders' equity                             61,910                                      57,882
                                               --------                                    --------
  Total liabilities and stockholders' equity   $836,785                                    $816,639
                                               --------                                    --------
                                               --------                                    --------

Net interest income                                            $ 6,902                                      $ 7,008
                                                               -------                                      -------
                                                               -------                                      -------
Net interest spread                                                           3.26                                          3.45
Net interest margin                                                           3.58                                          3.72
----------------------------------------------------------------------------------------------------------------------------------

PROVISION FOR POSSIBLE LOAN LOSSES:

     During fiscal 1996's first quarter, the Company provided $435,000 for loan loss reserves compared to $260,000 during the corresponding 1995 fiscal quarter. The Company had net charge-offs during the fiscal 1995 first quarter of $48,000 which were primarily consumer loans. Nonperforming loans at December 31, 1995 totaled $13.9 million compared to $8.3 million at September 30, 1995 and $5.4 million at December 31, 1994. The Company's total nonperforming assets at December 31, 1995 were $19.0 million compared to $16.8 million at September 30, 1995 and $13.3 million at December 31, 1994. At December 31, 1995, the Company believes its allowance for loan losses is adequate to cover potential loan losses in its loan portfolio. However, the Company notes that personal bankruptcies are on the increase in Vermont and that this trend has already had, and will continue to have, an adverse effect on all consumer loans and especially mobile home loans. The Company will continue to examine future economic trends and will make quarterly provisions for possible loan losses in accordance with all known factors.


                                 ALLOWANCE FOR POSSIBLE LOAN LOSSES
                                 ----------------------------------

                                         Three months ended
                                            December 31,
          (Dollars in thousands)        1995            1994
          ----------------------       ------         -------
          Beginning of Period          $3,622         $3,718
              Provision                   435            260
              Net Charge-offs             (48)          (218)
                                       ------         ------
          End of Period                $4,009         $3,760
                                       ------         ------
                                       ------         ------

NON-INTEREST INCOME:

     Non-interest income increased $813,000 during the fiscal 1996 quarter compared to the fiscal 1995 quarter. This increase reflects a $521,000 gain on sale of investment and mortgage backed securities. The FASB special report on SFAS No. 115 allowed a one-time opportunity to reclassify held-to-maturity portfolio securities to the available-for-sale portfolio. The Bank reclassified approximately $43.7 million in securities to the available-for-sale portfolio. Subsequently, the Bank sold a portion of these reclassified securities for a net gain. In addition, gain on sale of loans increased $255,000 when compared to the fiscal 1995 first quarter. This increase is due primarily to an increase in mortgage loan originations and sales.

     Service fees on loans sold were $295,000 during the fiscal 1996 quarter compared to $326,000 during the fiscal 1995 quarter, due to the fact that total loans serviced for other investors at December 31, 1995 were $579.7 million compared to $725.0 million at December 31, 1994. Loan service income reflects, and is reduced by, the amortization of the capitalized mortgage servicing rights. Capitalized servicing rights amortization was $148,000 during the 1996 quarter compared to $208,000 during the 1995 quarter.

     Customer service fees increased slightly during the fiscal 1996 quarter compared to the fiscal 1995 quarter. Customer service fees are primarily generated from overdraft and service charges on demand deposit accounts, and other customer transaction fees. The Company anticipates it will maintain this level of customer service fee income in the foreseeable future.

NON-INTEREST EXPENSE:

     Total non-interest expense was $7.3 million for the fiscal 1996 quarter, an increase of $273,000 from the fiscal 1995 quarter's $7.0 million.

     The Company recorded $401,000 in merger related expenses during the first quarter of fiscal 1996. This expense is due to additional staff reductions related to the consolidation of the two subsidiary banks.

     Compensation and benefits increased $332,000 during the first quarter of fiscal 1996 when compared to the same quarter of fiscal 1995. This increase is due primarily to an increase in commissions on mortgage loan originations, a bankwide bonus, and annual merit increases.

     Other non-interest expense increased $277,000 for the quarter ending December 31,1995 compared to the same quarter last year. This increase was due to increases in expenses such as telephone and postage.

     Marketing expense increased to $520,000 in the first quarter of fiscal 1996 compared to $319,000 in fiscal 1995's first quarter. This increase is due to additional efforts in marketing new products primarily in the New Hampshire market areas.

     These increases were partially offset by a decrease in OREO expense of $780,000 when compared to the prior year. The reduction in OREO property from $11.3 million at December 31, 1994 to $4.7 million at December 31, 1995 resulted in a substantial reduction in carrying costs. In addition, due to the reduction of new properties in the OREO balance, no new valuation allowances were required during the first quarter of fiscal 1996.

     Professional fees decrease $293,000 when compared to the same period last year. Fiscal 1994 first quarter results included additional expenses due to management projects that required the use of consultants.

FEDERAL AND STATE TAXES:

     Federal and state tax expense was $761,000 based on income before taxes of $2.2 million during the fiscal 1996 quarter. During the fiscal 1995 quarter, tax expense was $789,000 based on income before taxes of $2.0 million.

     At December 31, 1995, the Company had a net deferred income tax asset of approximately $562,000 which is supported by recoverable taxes paid during the last three fiscal years. In addition, management believes the existing net deductible temporary differences which give rise to the net deferred income tax asset will reverse during periods in which the Company generates net taxable income and in which gross taxable temporary differences are expected to reverse. It should be noted, however, that factors beyond management's control, such as the general state of the economy and real estate values, can affect future levels of taxable income and that no assurance can be given that sufficient taxable income will be generated to fully absorb gross deductible temporary differences.

Part II.    Other Information
-------     -----------------

Item 1.     Legal Proceedings
                 Not Applicable

Item 2.     Changes in Securities
                 None

Item 3.     Defaults Upon Senior Securities
                 Not Applicable

Item 4.     Submission of Matters to a Vote of the Security Holders
                 None

Item 5.     Other Information
                 None

Item 6.     Exhibits and Reports on Form 8-K.

            (a.) Exhibit 11 - Computation of Primary and Fully Diluted Earnings Per Share.

                    Exhibit 27 - Financial Data Schedule.

            (b.) No reports on Form 8-K were filed during the quarter ended December 31, 1995.

                                    SIGNATURE




     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     EASTERN BANCORP, INC.




DATE:  February 14, 1996                     /s/ Janine K. Pinel
       -----------------                     ----------------------------
                                             JANINE K. PINEL
                                             Chief Financial Officer