Form 10-Q
period 1996-03-31
EASTERN BANCORP INC
filed 1996-05-15
CIK 793169

                    UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C. 20549

                                       FORM 10-Q


[xx] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                      For the quarterly period ended March 31, 1996

                                                OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                         For the transition period from         to

                             Commission File Number 0-14853


                                    EASTERN BANCORP, INC.
                                    ---------------------
                  (Exact name of registrant as specified in its charter)

             Delaware                                    03-0304472
             --------                                    ----------
  (State or other jurisdiction of                        (I.R.S. Employer
  incorporation or organization)                         Identification No.)

       537 Central Avenue
      Dover, New Hampshire                                    03820
      --------------------                                 ----------
 (Address of principal executive offices)                  (Zip Code)


     Registrant's telephone number, including area code: (603) 749-2150.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X     No
                                                     ---   ----

                APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date is:

                  Class:  Common Stock, par value $.01 per share
                    Outstanding at May 7, 1996:  2,449,216 shares

                                      INDEX




PART I.    FINANCIAL INFORMATION                                          PAGE
- -------    ---------------------                                          ----


  Item 1.  Financial Statements

           Consolidated Statements of Financial Condition
           at March 31, 1996 and September 30, 1995                         3


           Consolidated Statements of Operations for the Three and Six
           Months Ended March 31, 1996 and March 31, 1995                   4


           Consolidated Statements of Cash Flows for the Six              5-6
           Months Ended March 31, 1996 and March 31, 1995

           Notes to Consolidated Financial Statements                       7


  Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                     8-17


PART II.   OTHER INFORMATION
- --------   -----------------
  Item 1.  Legal Proceedings                                               18

  Item 2.  Changes in Securities                                           18

  Item 3.  Defaults upon Senior Securities                                 18

  Item 4.  Submission of Matters to a Vote of Security Holders             18

  Item 5.  Other Information                                               18

  Item 6.  Exhibits and Reports on Form 8-K                                18

                             Eastern Bancorp, Inc.
                 Consolidated Statements of Financial Condition



(Dollars in thousands, except per share data)
                                                                    March 31,     September 30,
ASSETS                                                                1996             1995
                                                                   ----------    --------------
Cash and due from banks                                               $19,218           $19,862
Short-term investments                                                 16,216            11,099
Investment and mortgage backed securities available-for-sale
 (amortized cost of $2 at March 31, 1996 and $4,443
 at September 30, 1995)                                                    45             4,177
Investment securities held-to-maturity (market value of
 $48,657 at March 31, 1996 and $42,294 at September 30, 1995)          49,010            42,259
Mortgage backed securities held-to-maturity (market value of
 $214,735 at March 31, 1996 and $264,666 at September 30, 1995)       221,790           270,133
FHLB stock                                                              9,283             9,283
Loans (net of allowance for possible loan losses of $3,519
 at March 31, 1996 and $3,622 at September 30, 1995)                  458,440           443,041
Loans held for sale                                                    16,340             8,212
Accrued interest receivable:
 Investment and mortgage backed securities                              2,169             2,731
 Loans                                                                  2,878             2,761
Other real estate owned, net                                            4,044             8,137
Investment in real estate                                                 457               447
Premises and equipment, net                                            15,667            14,232
Excess of cost over net assets acquired                                 3,718             3,908
Deferred income tax asset, net                                            672               776
Prepaid expenses and other assets                                       4,952             5,027
                                                                     --------          --------
  Total assets                                                       $824,899          $846,085
                                                                     --------          --------
                                                                     --------          --------

LIABILITIES
Deposit accounts (including non-interest bearing deposits of
 $49,454 at March 31, 1996 and $48,932 at September 30, 1995)        $626,874          $616,350
Advances from FHLB                                                    124,150           136,632
Securities sold under agreement to repurchase                           4,855            24,855
Capital lease obligation                                                  335               395
Accrued expenses and other liabilities                                  5,180             6,870
                                                                     --------          --------
  Total liabilities                                                   761,394           785,102
STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value: 1,000,000 shares authorized;
 no shares issued and outstanding                                          --                --
Common stock, $0.01 par value: 5,000,000 shares authorized;
 2,730,455 shares issued at March 31, 1996 and 2,730,455
 at September 30, 1995                                                     27                27
Additional paid-in capital                                             36,151            36,196
Retained income (substantially restricted)                             30,782            28,629
Unrealized gain (loss) on securities available-for-sale, net               28              (175)
Treasury stock (at cost) 332,667 shares at March 31, 1996 and
 348,217 shares at September 30, 1995                                  (3,483)           (3,694)
                                                                     --------          --------
  Total stockholders' equity                                           63,505            60,983
                                                                     --------          --------
  Total liabilities and stockholders' equity                         $824,899          $846,085
                                                                     --------          --------
                                                                     --------          --------

See accompanying notes to consolidated financial statements.

                             Eastern Bancorp, Inc.
                    Consolidated Statements of Operations

                                                                                       Three Months Ended     Six Months Ended
(Dollars in thousands, except per share data)                                               March 31,              March 31,
                                                                                 1996               1995        1996         1995
                                                                                 ----               ----        ----         ----
  INTEREST INCOME:
Residential mortgage loans                                                     $4,527              $3,866       $8,959       $7,550
Other loans                                                                     5,695               5,592       11,504       10,934
Investment and mortgage backed securities
 available-for-sale                                                               191                  62          563          116
Investment securities held-to-maturity                                          1,120                 663        1,953        1,338
Mortgage backed securities held-to-maturity                                     3,644               4,612        7,674        9,179
                                                                             --------            --------     --------     --------
Total interest income                                                          15,177              14,795       30,653       29,117
INTEREST EXPENSE:
Deposit accounts                                                                5,985               5,137       12,227        9,937
Borrowings                                                                      2,017               2,677        4,349        5,191
                                                                             --------            --------     --------     --------
 Total interest expense                                                         8,002               7,814       16,576       15,128
                                                                             --------            --------     --------     --------
Net interest income                                                             7,175               6,981       14,077       13,989
Provision for possible loan losses                                                300                 699          735          959
                                                                             --------            --------     --------     --------
 Net interest income after provision for
  possible loan losses                                                          6,875               6,282       13,342       13,030
NON-INTEREST INCOME:
Gain on sale of investment and mortgage backed
 securities, net                                                                  229                  --          750           --
Gain on sale of loans and mortgage servicing rights, net                          512                 753        1,059        1,046
Service fees on loans sold                                                        224                 305          519          630
Customer service fees                                                           1,313               1,188        2,693        2,487
Miscellaneous                                                                     256                 217          582          556
                                                                             --------            --------     --------     --------
 Total non-interest income                                                      2,534               2,463        5,603        4,719
                                                                             --------            --------     --------     --------
  Income before non-interest expense and federal
   and state taxes                                                              9,409               8,745       18,945       17,749
NON-INTEREST EXPENSE:
Compensation and benefits                                                       2,890               2,882        6,047        5,707
Office occupancy, net                                                           1,550               1,299        2,848        2,461
Marketing                                                                         309                 325          829          644
Federal deposit insurance premium                                                 349                 356          722          730
Other real estate owned operations                                                168               1,063          216        1,891
Amortization of intangibles                                                        95                  96          190          191
Professional fees                                                                 267                 169          381          576
Merger related                                                                     --                  --          401           --
Other                                                                           1,404               1,197        2,591        2,202
                                                                             --------            --------     --------     --------
 Total non-interest expense                                                     7,032               7,387       14,225       14,402
                                                                             --------            --------     --------     --------
 Income before federal and state taxes                                          2,377               1,358        4,720        3,347
 Federal and state tax expense                                                    871                 275        1,727        1,064
                                                                             --------            --------     --------     --------
  Net income                                                                   $1,506              $1,083       $2,993       $2,283
                                                                             --------            --------     --------     --------
                                                                             --------            --------     --------     --------

Earnings per common and common equivalent share outstanding                    $0.60               $0.44        $1.19         $0.93
Cash dividends paid per common share                                            0.18                0.10         0.35          0.14
Weighted average number of common and common
 equivalent shares outstanding                                             2,523,931           2,473,675    2,523,526     2,465,675



See accompanying notes to consolidated financial statements.

                            Eastern Bancorp, Inc.
                  Consolidated Statements of Cash Flows

                                                                      Six Months Ended
                                                                        March 31,
(Dollars in thousands)                                                1996       1995
                                                                      ----       ----
Cash flows from operating activities:
 Net income                                                         $2,993       $2,283
 Adjustments to reconcile net income to net cash
  provided (used) by operating activities:
   Depreciation, amortization and accretion                          1,975        1,902
   Provision for possible loan losses                                  735          959
   (Gain) on sale of securities                                       (750)          --
   (Gain) on sale of loans                                          (1,059)      (1,044)
   (Gain) on sale of real estate owned                                (121)        (213)
   Provision for loss on other real estate owned                        --        1,150
   Loans originated for sale                                       (68,723)     (19,876)
   Proceeds from sales of loans originated for sale                 50,085       23,055
   Decrease in accrued interest receivable                             445         (227)
   (Increase) in federal income tax receivable                          --         (523)
   (Increase) decrease in prepaid expenses and other assets            127         (937)
   (Increase) decrease in deferred income tax asset                     --          221
   Increase (decrease) in accrued expenses and other liabilities    (1,690)      (2,371)
                                                                  --------     --------
     Total adjustments                                             (18,976)       2,096
                                                                  --------     --------
     Net cash provided (used) by operating activities              (15,983)       4,379
                                                                  --------     --------

Cash flows from investing activities:

 Net decrease in short-term investments                             (5,117)      (1,592)
 Net (increase) in FHLB stock                                           --         (360)
 Portfolio loans:
  Purchases                                                        (31,458)      (5,576)
  Originations net of repayments                                    10,398      (13,805)
  Proceeds from sales                                                6,277           --
  Recoveries on loans previously charged off                           133           63
 Investment and mortgage backed securities available-for-sale:
  Purchases                                                            (50)        (114)
  Proceeds from sales                                               58,382           --
  Proceeds from maturities and returns of principal                  1,980           --
 Investments held-to-maturity:
  Purchases                                                        (57,023)      (2,334)
  Proceeds from sales                                                   --           --
  Proceeds from maturities and returns of principal                 38,351        5,950
 Mortgage backed securities held-to-maturity:
  Purchases                                                             --      (12,350)
  Proceeds from sales                                                   --           --
  Proceeds from maturities and returns of principal                 16,321       13,271
 Purchases of premises and equipment, net of sales proceeds         (2,281)      (1,174)
 Proceeds from sales of real estate, net                             2,191        3,157
 Purchase of mortgage servicing rights                                 (63)        (912)
 Proceeds from sale of servicing rights                                 --        1,798
 (Increase) decrease in investments in real estate                     (10)         488
                                                                  --------     --------
     Net cash provided (used) by investing activities              $38,031     $(13,490)
                                                                  --------     --------
(continued on next page)

                              Eastern Bancorp, Inc.
                 Consolidated Statements of Cash Flows (continued)




                                                                      Six Months Ended
                                                                        March 31,
(Dollars in thousands)                                                1996       1995
                                                                      ----       ----
Cash flows from financing activities:
 Net increase (decrease) in deposits                               $10,524      $   382
 Advances from FHLB:
  Proceeds                                                          40,523      126,336
  Repayments and extinguishments                                   (53,005)    (138,708)
 Securities sold under agreement to repurchase:
  Proceeds                                                          11,855       21,000
  Repayments                                                       (31,855)      (5,000)
 Reduction in capital lease obligation                                 (60)         (56)
 Net proceeds from exercise of stock options and/or sale
  of treasury stock                                                    166          328
 Dividends paid                                                       (840)        (335)
                                                                  --------     --------
     Net cash provided (used) by financing activities              (22,692)       3,947
                                                                  --------     --------

     Net increase in cash                                             (644)      (5,164)

     Cash and cash equivalents at beginning of period               19,862       20,569
                                                                   -------      --------

     Cash and cash equivalents at end of period                    $19,218      $15,405
                                                                   -------      --------
                                                                   -------      --------


Cash paid for:
 Interest                                                          $16,880      $12,966
 Federal and state taxes                                             1,895        2,229

Supplemental disclosure of non-cash activities:
 Increase in unrealized gain (loss) on investment and
 mortgage backed securities available-for-sale, net                    203           (5)
 Loans charged off                                                     971          371
 Loans securitized and sold                                         11,479           --
 Loans foreclosed                                                      619        1,061





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

  Consolidated financial information as of March 31, 1996, and for the three months and six months ended March 31, 1996 and 1995 is unaudited, but in the opinion of management reflects all adjustments (none of which are other than normal recurring accruals) necessary for a fair presentation of such information. Interim results are not necessarily indicative of the results to be expected for the entire year. Certain information for the three and six month periods ended March 31, 1995 and for September 30, 1995, has been reclassified to conform with the 1996 presentation.

  The Company adopted SFAS No. 122, "Accounting for Mortgage Servicing Rights, an Amendment of FASB Statement No. 65" effective October 1, 1994, and has herein revised the previously reported quarterly operating results for the three and six month periods ending March 31, 1995 as follows: a net increase in non-interest income of $77,000 and $220,000, respectively, an increase in net income of $49,000 and $140,000, respectively, and an increase in earnings per share of $0.02 and $0.06, respectively.

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

 This quarterly report on Form 10-Q contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth below under the caption "Certain Factors That May Affect Future Results."

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS:

 The following important factors, among others, could cause actual results to differ materially from those indicated by forward-looking statements made in this quarterly report on Form 10-Q and presented elsewhere by management from time to time.

 A number of uncertainties exist that could affect the Company's future operating results, including, without limitation, the Bank's continued ability to originate quality loans (loan originations increased significantly for the current six month period compared to the same prior year period), fluctuation of interest rates, real estate market conditions in the Bank's lending areas, general and local economic conditions (particularly a recent trend of increased personal bankruptcies in Vermont), the Bank's continued ability to attract and retain deposits, the Company's ability to control costs, new accounting pronouncements, and changing regulatory requirements.

 Of continued concern is the unresolved issues surrounding the Savings Association Insurance Fund (SAIF) which insures the Bank's deposits. Last year, the Bank Insurance Fund (BIF) significantly reduced premiums paid on deposits as the fund reached the required reserve ratio. This potentially creates a competitive pricing advantage for BIF insured institutions. Legislation under consideration proposes a one-time special assessment to bring the SAIF reserve ratio to the required level. This special assessment could be approximately 85 basis points per $100 of insured deposits. In addition, a proposal to merge the BIF and SAIF funds is under consideration which would result in the Bank's recording tax expense on previously allowed bad debt reserves.

 Revenue generated by the Company is highly dependent on asset/liability management. While management has considerable experience in asset/liability management, future changes in the general direction of interest rates and the overall economy could negatively impact net interest margin. Currently, a 100 basis point increase or decrease would not impact net interest margin by more than 10 percent.

 The Company's operating results are affected by its nonperforming assets. Management strives to continue reducing nonperforming assets. (This trend was interrupted during the first quarter of fiscal 1996 due primarily to increased delinquencies in the Bank's consumer loan portfolio. Nonperforming assets began to decrease again during the second quarter). Future changes in the national or local economy, fluctuations in interest rates, and changes in the real estate market could prevent nonperforming asset reduction and negatively impact results.

 Operating results are affected by the adequacy of the Company's loan loss reserve to cover potential loan losses. Management has considerable experience in evaluating the loan portfolio; however, changes in the national or local economy or fluctuations in interest rates could create the need for additional provisions, thereby, adversely affecting operating results.

 Other significant recurrent sources of income for the Company include gain on sale of loans, service fees on loans sold, and customer service fees. If the Company were to fail to maintain or grow these sources of income, the Company's operating results would be adversely affected.

 Because of these and other factors, past financial performance should not be considered an indicator of future performance. Investors should not use historical trends to anticipate future results and should be aware that the trading price of the Company's common stock may be subject to wide fluctuations in response to quarter-to-quarter variations in operating results, general conditions in the thrift industry, changes in earnings estimates and recommendations by analysts or other events.

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

 The Company's primary sources of liquidity consist of dividends received from its subsidiaries, sales of investment securities available-for-sale, maturities of investment securities, and borrowed funds. The Company uses its liquidity to pay cash dividends to shareholders, for general and administrative expenses and to pay federal and state taxes. The Company also uses its liquidity to fund cash needs of VSC. At March 31, 1996, the holding company had $1.5 million in cash and investment securities. The Company did not have any debt outstanding at March 31, 1996, nor does it anticipate the need to borrow any funds during fiscal 1996.

INVESTMENT AND MORTGAGE BACKED SECURITIES:

 Investment and mortgage backed securities held-to-maturity at March 31, 1996 totaled $270.8 million with a market value of $263.4 million compared to $312.4 million with a market value of $307.0 million at September 30, 1995. Investment and mortgage backed securities available-for-sale as of March 31, 1996 totaled $45,000 with an amortized cost of $2,500 compared to $4.2 million with an amortized cost of $4.4 million at September 30, 1995. The Company believes cash flow from mortgage backed and investment securities is adequate to meet liquidity requirements.

 The Bank uses mortgage backed securities to supplement loan demand and as an alternative use of excess liquid funds. They are also used for the purpose of meeting the Bank's "Qualified Thrift Lender" requirements.

LOANS:

 The Company's net loans increased $23.5 million from $451.3 million at September 30, 1995, to $474.8 million at March 31, 1996.

 The following table compares significant loan activity for the periods indicated.

                                     Selected Loan Activity
(Dollars in thousands)             Six Months Ended March 31,
                                          (Unaudited)

                                                   1996                  1995
Originations:
Residential Mortgage                              $75,400               $40,029
Consumer                                           12,408                15,828
Commercial                                          5,822                12,795
                                                  -------               -------
Total Originations                                $93,630               $68,652
                                                  -------               -------
                                                  -------               -------
Purchases                                         $31,458                $5,576
Proceed from sales                                 38,606                23,055
Loans securitized to mortgage backed securities    11,479                    --

 The Bank originates fixed and adjustable rate mortgage loans for sale. At March 31, 1996, the Bank had $16.3 million in mortgage loans held for sale which required no valuation reserve to adjust their carrying value to the lower of cost or market. At March 31, 1996, the Bank had $22.3 million in commitments to sell mortgage loans. During the six months ended March 31, 1996, the Bank received proceeds of $38.6 million from the sale of loans and $11.5 million from loans securitized and sold, all of which had been originated for sale. The proceeds from these sales combined with other sources of funds were used to originate $93.6 million in loans, of which $75.4 million were residential mortgages.

 At March 31, 1996, the Bank had commitments to originate loans of $91.8 million which included $27.3 million in residential mortgage loans, $9.9 million in commercial loans (primarily unadvanced funds on equity lines of credit) and $54.6 million in consumer loans (primarily unadvanced funds on equity lines of credit).

 The following table compares the balances of nonperforming assets at the dates indicated. There are no loans greater than ninety days past due that are still accruing.

                                      NONPERFORMING ASSETS

                                                                 March 31, 1996        December 31, 1995     September 30, 1995

- -------------------------------------------------------------------------------------------------------------------------------
                                                                           % of                    % of                 % of
(Dollars in thousands)                                          Amount    Assets         Amount    Assets     Amount    Assets
- -------------------------------------------------------------------------------------------------------------------------------

Nonaccruing loans:
 Commercial                                                      $5,857   0.71%           $7,761   0.93%      $4,326    0.51%
 Consumer                                                         2,671   0.32             3,129   0.38        1,782    0.21
 Residential mortgage                                             2,002   0.24             2,988   0.36        2,229    0.26
- -------------------------------------------------------------------------------------------------------------------------------

Total nonperforming loans                                        10,530   1.27            13,878   1.67        8,337    0.98
In-substance foreclosures                                            --     --                --     --        2,739    0.32
Real estate owned, net                                            4,044   0.49             4,696   0.56        5,398    0.64
Other repossessed assets                                            336   0.04               462   0.06          310    0.04

- -------------------------------------------------------------------------------------------------------------------------------
Total nonperforming assets                                      $14,910   1.80%           $19,036  2.29%     $16,784    1.98%
- -------------------------------------------------------------------------------------------------------------------------------
Restructured troubled debt:
 Performing                                                      $4,860   0.59%            $4,907  0.59%      $4,801    0.57%
- -------------------------------------------------------------------------------------------------------------------------------
 Nonperforming (included above)                                     612   0.07                618  0.07          985    0.11
- -------------------------------------------------------------------------------------------------------------------------------
 Total                                                           $5,472   0.66%            $5,525  0.66%      $5,786    0.68%
- -------------------------------------------------------------------------------------------------------------------------------
Allowance for possible loan losses                               $3,519   0.43%            $4,009  0.48%      $3,622    0.43%

Allowance for possible loan losses to:
 Nonperforming loans                                                     33.42%                   28.89%               43.44%
 Total loans                                                              0.74                     0.89                 0.79
- -------------------------------------------------------------------------------------------------------------------------------


 The Company's total nonperforming assets decreased $4.1 million to $14.9 million at March 31, 1996 compared to $19.0 million at December 31, 1995 and decreased $1.9 million compared to $16.8 million at September 30, 1995. Nonaccruing loans decreased approximately $3.3 million from December 31, 1995 and increased $2.2 million from September 30, 1995.

 Other real estate owned decreased $652,000 to $4.0 million at March 31, 1996 from the December 31, 1995 balance. The decrease was due to $131,000 in writedowns and $752,000 in net sales, offset by $231,000 in transfers to other real estate owned. Other real estate owned, compared to the September 30, 1995 balance of $8.1 million, decreased $4.1 million. The decrease was due to $173,000 in writedowns, $2.6 million of ISF loans transferred to non-accruing in accordance with SFAS No. 114, and $1.9 million in net sales, offset by $619,000 in transfers to other real estate owned.

 See "Results of Operations - Provision for Possible Loan Losses" for information on the allowance for loan losses which totaled $3.5 million at March 31, 1996.

DEPOSITS:

 Total deposits have increased $10.5 million during the six months ended March 31, 1996. The Bank attributes this increase in deposits to increases in demand deposit accounts, money market accounts, and time deposits slightly offset by a decrease in NOW accounts and passbook accounts.

BORROWINGS:

 Total borrowed funds decreased $32.5 million during the first six months of fiscal 1996.

STOCKHOLDERS' EQUITY:

 Stockholders' equity increased $2.5 million during the six month period ended March 31, 1996, to $63.5 million, or $26.48 per share. The Company recorded earnings of $3.0 million and paid cash dividends to shareholders of $840,000 during the first six months of fiscal 1996. During the six months ended March 31, 1996, the Company received $60,000 for the use of Treasury shares to fund the exercise of employee and director stock options. The Company's after tax unrealized gain on investment and mortgage backed securities was $28,000 compared to a $175,000 unrealized loss at September 30, 1995 due to an increase in the market value of those securities.

 The following table reflects actual regulatory capital as calculated at March 31, 1996 for VFB.

                                                      (Dollars in thousands)
         VFB                                                  ACTUAL
         ---                                        --------------------------
         Core                                       $56,732          6.89%
         Tangible                                    56,732          6.89
         Risk-based                                  60,167         12.79


  At March 31, 1996, VFB had risk-based capital of $60.2 million, or 12.8% of risk weighted assets on a fully phased-in basis. The Bank's capital ratios exceed current regulatory requirements.

  On April 17, 1996, the Board of Directors of the Company declared an $0.18 quarterly cash dividend per share, payable on May 15, 1996 to stockholders of record on May 1, 1996. Payment of future cash dividends is subject to, among other things, Company earnings and tax and regulatory considerations.

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


RESULTS OF OPERATIONS:


COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995

NET INCOME:

 Net income for the three months ended March 31, 1996 was $1.5 million or $0.60 per share, compared to earnings of $1.1 million, or $0.44 per share, for the three months ended March 31, 1995. Fiscal 1996 second quarter results included a $229,000 gain on securities sales.

NET INTEREST INCOME:

 Net interest income was $7.2 million for the three months ended March 31, 1996, compared to $7.0 million for the similar period ended March 31, 1995.

 Total interest income earned was $15.2 million during the fiscal 1996 quarter, an increase of $382,000 over the comparable fiscal 1995 quarter. This resulted from a $764,000 increase in interest income on loans due to higher yields, accounting for approximately $339,000 of the increase; higher average balances, accounting for approximately $410,000 of the increase; and approximately $15,000 due to the combined rate and volume increases. Offsetting this, interest income on investments and mortgage backed securities decreased approximately $382,000. Of this decrease, $410,000 was a result of decreased average balances offset by a $28,000 increase resulting from higher yields.
                                     12

                        ANALYSIS OF AVERAGE RATES AND BALANCES

                                                                        Quarter ended March 31,
                                                              1996                                       1995
                                                 ---------------------------------------------------------------------
                                                                Interest       Rate                Interest   Rate
                                                 Average          income/      earned/    Average    income   earned/
(Dollars in thousands)                           balance          expense       paid      balance    expense   paid
- ----------------------------------------------------------------------------------------------------------------------
ASSETS
Loans                                            $448,753        $10,222       9.11%     $430,090    $9,458   8.80%
Investment and mortgage backed securities         309,910          4,955       6.40       335,622     5,337   6.38
                                                  -------         ------                  -------    ------
  Total interest-earning assets                   758,663         15,177       8.00       765,712    14,795   7.73
Other real estate owned                             4,360                                  11,162
Non interest-earning assets                        56,838                                  48,201
                                                  -------                                 -------
 Total assets                                    $819,861                                $825,075
                                                 --------                                --------
                                                 --------                                --------

LIABILITIES AND STOCKHOLDERS' EQUITY
Savings                                          $256,021          1,614       2.52      $255,252     1,675   2.62
Time deposits                                     314,142          4,371       5.57       280,629     3,462   4.93
Borrowings                                        132,868          2,017       6.07       180,125     2,677   5.94
                                                  -------          -----                  -------    ------
 Total interest-bearing liabilities               703,031          8,002       4.55       716,006     7,814   4.37
                                                  -------          -----                  -------    ------
Non-interest-bearing deposits                      48,502                                  44,664
Other non-interest-bearing liabilities              5,332                                   5,710
                                                  -------                                 -------
 Total liabilities                                756,865                                 766,380
Stockholders' equity                               62,996                                  58,695
                                                  -------                                 -------
 Total liabilities and stockholders' equity      $819,861                                $825,075
                                                  -------                                 -------
                                                  -------                                 -------

Net interest income                                               $7,175                             $6,981
                                                                   -----                              -----
                                                                   -----                              -----
Net interest spread                                                            3.45                           3.36
Net interest margin                                                            3.78                           3.65

- ----------------------------------------------------------------------------------------------------------------------


 Total interest expense incurred was $8.0 million for the fiscal 1996 quarter, a $188,000 increase from the fiscal 1995 quarter. This resulted from a $848,000 increase in deposit expense due to higher interest rates paid, accounting for approximately $488,000 of the increase, higher average deposit balances, accounting for approximately $329,000 of the increase, and approximately $31,000 of the increase due to the combined rate and volume increases. Offsetting these increases, borrowing expense decreased by $660,000 due primarily to a decrease in average borrowings.

PROVISION FOR POSSIBLE LOAN LOSSES:

 During fiscal 1996's second quarter, the Company provided $300,000 for loan loss reserves compared to $699,000 during the corresponding 1995 fiscal quarter. The Company's net charge-offs were $790,000 during fiscal 1996's second quarter due primarily to commercial loans. Nonperforming loans at March 31, 1996 totaled $10.5 million compared to $13.9 million at December 31, 1995 and $8.3 million at September 30, 1995. The Company's total nonperforming assets at March 31, 1996 were $15.0 million compared to $19.0 million at December 31, 1995 and $16.8 million at September 30, 1995. The $4.0 million decrease from December 31, 1995 was the result of a decrease in each of the nonperforming asset categories. During the fiscal 1996 second quarter, nonperforming loans decreased approximately $3.3 million due primarily to decreases in nonperforming commercial and residential mortgage loans. Real estate owned, during this same time period, decreased approximately $652,000 due primarily to sales. At March 31, 1996, the Company believes its allowance for loan losses is adequate to cover potential loan losses in its loan portfolio.

                              Allowance for Possible Loan Losses
                              ----------------------------------
                                              Three months ended
                                                    March 31,
              (Dollars in thousands)        1996              1995
              ----------------------        ----              ----
               Beginning of Period          $4,009            $3,760
                Provision                      300               699
                Net Charge-offs               (790)             (911)
                                            -------            ------
               End of Period                $3,519             $3,548
                                            -------            ------
                                            -------            ------


NON-INTEREST INCOME:

 Non-interest income increased $71,000 during the fiscal 1996 quarter compared to the fiscal 1995 quarter. The fiscal 1996 quarter included a gain on sale of investments of approximately $229,000. The fiscal 1995 quarter included approximately $550,000 of gains on sale of purchased mortgage servicing rights.

 Service fees on loans sold were $224,000 during the fiscal 1996 quarter compared to $305,000 during the fiscal 1995 quarter. Average total loans serviced for other investors for the three months ended March 31, 1996 were $581.5 million compared to $690.0 million for the three months ended March
31, 1995.   Loan service income reflects, and is reduced by, the amortization of mortgage servicing rights. Servicing rights amortization increased to $235,000 during the 1996 quarter compared to $214,000 during the 1995 quarter due to increased loan sales during fiscal 1996 therefore creating an increase in servicing rights being amortized.

 Customer service fees increased $125,000 during the fiscal 1996 quarter compared to the fiscal 1995 quarter. Customer service fees are primarily generated from overdraft and service charges on demand deposit accounts, and other customer transaction fees. The Company anticipates it will maintain this level of customer service fee income in the foreseeable future.

NON-INTEREST EXPENSE:

 Total non-interest expense was $7.0 million for the fiscal 1996 quarter, a decrease of $355,000 from the fiscal 1995 quarter.

 Other real estate operations expense decreased $895,000 from fiscal 1995's March quarter. Fiscal 1996's March quarter included an increase in gain on sale of REO property, a decrease in provision for REO loss and reduced carrying costs due to REO property sales. Fiscal 1995's March quarter included the substantial writedown of a specific asset in recognition of the Company's desire to target this property for early liquidation.

 Other non-interest expense increased $207,000 from fiscal 1995's quarter. Supplies expense increased approximately $130,000 due primarily to continued implementation of the new bank logo and a writeoff of outdated supplies. Telephone expense increased approximately $30,000 and postage increased approximately $20,000. The remaining increase is due to immaterial increases in several other expense categories.

 Office occupancy increased $251,000 from the March 1995 quarter due to increased computer maintenance contract costs and increased general office building expense. In addition, fiscal 1996 results include operating expenses of a new branch.

 Professional fees increased $98,000 from the fiscal 1995's second quarter due to increased consulting and legal fees.

FEDERAL AND STATE TAXES:

 Federal and state tax expense increased to $871,000 based on income before taxes of $2.4 million during the fiscal 1996 quarter. During the fiscal 1995 quarter, tax expense was $275,000 based on income before taxes of $1.4 million. The fiscal 1995 amount included a tax credit of approximately $293,000 as a result of an IRS audit.

 At March 31, 1996, the Company had a net deferred income tax asset of approximately $672,000 which is supported by recoverable taxes paid during the last three fiscal years. In addition, management believes the existing net deductible temporary differences which give rise to the net deferred income tax asset will reverse during periods in which the Company generates net taxable income and in which gross taxable temporary differences are expected to reverse. It should be noted, however, that factors beyond management's control, such as the general state of the economy and real estate values, can affect future levels of taxable income and that no assurance can be given that sufficient taxable income will be generated to fully absorb gross deductible temporary differences.

COMPARISON OF THE SIX MONTHS ENDED MARCH 31, 1996 AND 1995

NET INCOME:

     Net income for the six months ended March 31, 1996 was $3.0 million, or $1.19 per share, compared to net income of $2.3 million, or $0.93 per share, for the six months ended March 31, 1995. Fiscal 1996 six month results included a $750,000 gain on sale of investments and a $401,000 charge due to additional expenses related to the merger of the Company's New Hampshire bank subsidiary into VFB.

NET INTEREST INCOME:

     Net interest income for the six months ended March 31, 1996 was $14.1 million, an increase of $88,000 from the six months ended March 31, 1995.

     Total interest income was $30.6 million for the fiscal 1996 period compared to $29.1 million for the fiscal 1995 period, an increase of $1.5 million. The change was due to a $1.9 million increase in interest on loans, consisting of a $1.0 million increase due to higher average balances, a $892,000 increase due to higher average rates and $50,000 due to the combined rate and balance increases. Offsetting this was a decrease in investment and mortgage backed securities interest income of approximately $443,000 due to lower average balances, accounting for $524,000 of the decrease and a $4,000 decrease due to the combined rate and volume variances, slightly offset by an $85,000 increase due to higher average rates.

     Total interest expense was $16.6 million for the fiscal 1996 period compared to $15.1 million for the fiscal 1995 period, a $1.5 million increase. This resulted from a $2.3 million increase in deposit expense due to higher average rates and balances offset by a $842,000 decrease in borrowing expense due primarily to a decrease in average borrowings.

                        ANALYSIS OF AVERAGE RATES AND BALANCES

                                                                          Six months ended March 31,

                                                                  1996                              1995
                                                          -------------------------------------------------------------------------
                                                                               Interest       Rate                Interest    Rate
                                                           Average              income/     earned/    Average     income/   earned/
(Dollars in thousands)                                     balance              expense       paid     balance     expense    paid
- -----------------------------------------------------------------------------------------------------------------------------------

ASSETS
Loans                                                     $450,806             $20,463        9.08%    $426,862    $18,484   8.66%
Investment and mortgage backed securities                  317,799              10,190        6.41      334,274     10,633   6.38
                                                           -------              ------                  -------     ------
 Total interest-earning assets                             768,605              30,653        7.98      761,136     29,117   7.65
Other real estate owned                                      4,694                                       11,892
Non interest-earning assets                                 55,025                                       47,769
                                                           -------                                      -------
 Total assets                                             $828,324                                     $820,797
                                                           -------                                      -------
                                                           -------                                      -------
LIABILITIES AND STOCKHOLDERS' EQUITY
Savings                                                   $255,376               3,352        2.63     $263,000      3,437   2.61
Time deposits                                              313,521               8,875        5.66      272,664      6,500   4.77
Borrowings                                                 142,416               4,349        6.11      176,052      5,191   5.90
                                                           -------              ------                  -------     ------
 Total interest-bearing liabilities                        711,313              16,576        4.66      711,716     15,128   4.25
                                                           -------              ------                  -------     ------
Non-interest-bearing deposits                               49,380                                       45,191
Other non-interest-bearing liabilities                       5,177                                        6,085
                                                           -------                                       ------
 Total liabilities                                         765,870                                      762,992
Stockholders' equity                                        62,454                                       57,805
                                                          --------                                      -------
 Total liabilities and stockholders' equity               $828,324                                     $820,797
                                                           -------                                      -------
                                                           -------                                      -------

Net interest income                                                            $14,077                             $13,989
                                                                                ------                              ------
                                                                                ------                              ------
Net interest spread                                                                           3.32                           3.40
Net interest margin                                                                           3.66                           3.68

- -----------------------------------------------------------------------------------------------------------------------------------

PROVISION FOR POSSIBLE LOAN LOSSES:

     The Company provided $735,000 in provisions for possible loan losses during the fiscal 1996 period compared to $959,000 during the fiscal 1995 period. During the fiscal 1996 period, the Company had net chargeoffs of $838,000. The Bank analyzes classified loans (including nonperforming loans) on a periodic basis and provide loan loss reserves in accordance with the level, quality and collateral value of these loans. In addition, historical loan loss experience, adjusted for the expected impact of changing market values, is used to assist in determining total loss reserve requirements.

                         Allowance for Possible Loan Losses
                         ----------------------------------
                                  Six months ended
                                     March 31,
(Dollars in thousands)           1996         1995
- ----------------------           ----         ----
Beginning of Period            $3,622       $3,718
  Provision                       735          959
  Net Charge-offs                (838)      (1,129)
                               ------       ------
End of Period                  $3,519       $3,548
                               ------       ------
                               ------       ------

NON-INTEREST INCOME:

     Non-interest income was $5.6 million for the six months ended March 31, 1996 compared to $4.7 million for the same fiscal 1995 period. The fiscal 1996 period includes a gain on sale of investments of $750,000.

     Customer service fees increased $206,000 from the same period last year. Customer service fees are primarily generated from overdraft and service charges on demand deposit accounts and other customer transaction fees.

     Service fees on loans sold decreased $111,000 when compared to the six months ended March 31, 1995. Average total loans serviced for others for the six months ended March 31, 1996 were $569.8 million compared to $664.4 million for the same period last year. Loan service income reflects and is reduced by the amortization of mortgage servicing rights. Servicing rights amortization was $383,000 during fiscal 1996 and $384,000 during fiscal 1995.

NON-INTEREST EXPENSE:

     Total non-interest expense in the fiscal 1996 six month period decreased $177,000 to $14.2 million compared to the fiscal 1995 six month period.

     Other real estate operations expense decreased $1.7 million from the same six month period last year. Fiscal 1996 six month results, when compared to fiscal 1995, reflect a decrease in provisions for loss on REO property and a decrease in the costs to carry REO property due to REO property sales.

     Professional fees decreased approximately $195,000 in fiscal 1996 compared to the same six month period last year. This is primarily due to a $150,000 decrease in consulting fees as fiscal 1995 results included expenses incurred for specific management projects.

     Other non-interest expense increased approximately $389,000 compared to the six month period ended March 31, 1995. This was due to an increase in supplies expense of approximately $194,000, an increase in telephone expense of approximately $112,000 as well as increases in expenses such as postage, mileage, contributions, ATM, and bank service charges.

     Merger related expense was $401,000 for the six month period ended March 31, 1996 due to additional staff reductions during the first quarter which were related to the consolidation of the two subsidiary banks.

     Office occupancy expense increased approximately $387,000 due primarily to increased computer maintenance contract costs, general office building expense, and the addition of a new branch.

     Marketing expense increased approximately $185,000 from the same six month period last year. This is primarily due to additional efforts in marketing new products primarily in the New Hampshire market areas.

FEDERAL AND STATE TAXES:

     Federal and state taxes for the six months ended March 31, 1996 were $1.7 million based on net income before taxes of $4.7 million. This is compared to $1.1 million based on income before taxes of $3.3 million during the fiscal 1995 period. Fiscal 1995 expense included a tax credit of approximately $293,000 as a result of an IRS audit.

PART II.       OTHER INFORMATION


Item 1. Legal Proceedings
               Not Applicable

Item 2. Changes in Securities
               None

Item 3. Defaults Upon Senior Securities
               Not Applicable

Item 4. Submission of Matters to a Vote of the Security Holders

        At the Company's Annual Meeting of Stockholders held on February 7, 1996, the following proposals were adopted by the vote specified below:

                                                 Withhold
    Proposal                        For         Authority

1. Election of Directors:
   John A. Cobb                    2,089,456       7,275
   Mary Alice McKenzie             2,090,558       6,173
   Ernest A. Pomerleau             2,089,540       7,191


                                                                   Broker
                                    For       Against    Abstain   Nonvotes(1)

2. Ratification of KPMG Peat
   Marwick, LLP as auditors         2,092,167  1,544      3,006          --

(1) Votes counted for quorum purposes, as to which the broker or other nominee holder was not authorized by the beneficial owner to cast a vote on this particular proposal but was authorized to cast (and did cast) a vote on at least one other proposal.

Item 5. Other Information
               None


Item 6.        Exhibits and Reports on Form 8-K.

        (a) No reports on Form 8-K were filed during the quarter ended March 31, 1996.

                                 SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          EASTERN BANCORP, INC.





DATE:  May 15, 1996                       /s/ Janine K. Pinel
       ------------                       -----------------------------
                                          JANINE K. PINEL
                                          Chief Financial Officer