Form 10-Q
period 1996-06-30
EASTERN BANCORP INC
filed 1996-08-09
CIK 793169

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[xx] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

                  For the quarterly period ended June 30, 1996

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


       Registrant's telephone number, including area code: (603) 749-2150.


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X     No
                                               -----      -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date is:

                 Class:  Common Stock, par value $.01 per share
                Outstanding at August 6, 1996:  3,675,576 shares

                                      INDEX



PART I.      FINANCIAL INFORMATION                                        PAGE
- -------      ---------------------                                      --------

  Item 1.    Financial Statements

             Consolidated Statements of Financial Condition
             at June 30, 1996 and September 30, 1995                         3


             Consolidated Statements of Operations for the Three
             and Nine Months Ended June 30, 1996 and June 30, 1995           4


             Consolidated Statements of Cash Flows for the Nine            5-6
             Months Ended June 30, 1996 and June 30, 1995

             Notes to Consolidated Financial Statements                      7


  Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations                          8-16


PART II.     OTHER INFORMATION
- --------     -----------------

  Item 1.    Legal Proceedings                                              17

  Item 2.    Changes in Securities                                          17

  Item 3.    Defaults upon Senior Securities                                17

  Item 4.    Submission of Matters to a Vote of Security Holders            17

  Item 5.    Other Information                                              17

  Item 6.    Exhibits and Reports on Form 8-K                               17

                              Eastern Bancorp, Inc.
                 Consolidated Statements of Financial Condition



(Dollars in thousands, except per share data)
                                                                         June 30,     September 30,
                                                                           1996           1995
                                                                         --------     -------------
ASSETS
Cash and due from banks                                                  $33,276        $19,862
Short-term investments                                                    14,805         11,099
Investment and mortgage backed securities available-for-sale
  (amortized cost of $1 at June 30, 1996 and $4,443
  at September 30, 1995)                                                       9          4,177
Investment securities held-to-maturity (market value of
  $49,104 at June 30, 1996 and $42,294 at September 30, 1995)             50,174         42,259
Mortgage backed securities held-to-maturity (market value of
  $215,147 at June 30, 1996 and $264,666 at September 30, 1995)          224,601        270,133
FHLB stock                                                                 9,283          9,283
Loans (net of allowance for possible loan losses of $3,050
  at June 30, 1996 and $3,622 at September 30, 1995)                     460,172        443,041
Loans held for sale                                                       12,342          8,212
Accrued interest receivable:
  Investment and mortgage backed securities                                2,537          2,731
  Loans                                                                    2,897          2,761
Other real estate owned, net                                               3,988          8,137
Investment in real estate                                                    493            447
Premises and equipment, net                                               15,771         14,232
Excess of cost over net assets acquired                                    3,623          3,908
Deferred income tax asset, net                                               684            776
Prepaid expenses and other assets                                          5,879          5,027
                                                                        --------       --------
    Total assets                                                        $840,534       $846,085
                                                                        --------       --------
                                                                        --------       --------

LIABILITIES
Deposit accounts (including non-interest bearing deposits of
  $57,315 at June 30, 1996 and $48,932 at September 30, 1995)           $643,057       $616,350
Advances from FHLB                                                       126,146        136,632
Securities sold under agreement to repurchase                                 --         24,855
Capital lease obligation                                                     305            395
Accrued federal income tax                                                   410             17
Accrued expenses and other liabilities                                     5,736          6,853
                                                                        --------       --------
    Total liabilities                                                    775,654        785,102
STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value: 1,000,000 shares authorized;
  no shares issued and outstanding                                            --             --
Common stock, $0.01 par value: 5,000,000 shares authorized;
  4,095,549 shares issued at June 30, 1996 and 4,095,549
  at September 30, 1995                                                       27             27
Additional paid-in capital                                                36,186         36,196
Retained income (substantially restricted)                                31,650         28,629
Unrealized gain (loss) on securities available-for-sale, net                   6           (175)
Treasury stock (at cost) 444,015 shares at June 30, 1996 and
  522,325 shares at September 30, 1995                                    (2,989)        (3,694)
                                                                        --------       --------
    Total stockholders' equity                                            64,880         60,983
                                                                        --------       --------
    Total liabilities and stockholders' equity                          $840,534       $846,085
                                                                        --------       --------
                                                                        --------       --------

See accompanying notes to consolidated financial statements.

                              Eastern Bancorp, Inc.
                      Consolidated Statements of Operations


(Dollars in thousands, except per share data)
                                                            Three Months Ended             Nine Months Ended
                                                                 June 30,                      June 30,
                                                            1996           1995           1996          1995
                                                          --------       --------       --------      --------
INTEREST INCOME:
Residential mortgage loans                            $     5,079     $    4,196     $   14,038     $   11,746
Other loans                                                 5,387          5,621         16,891         16,555
Investment and mortgage backed securities
  available-for-sale                                           --             58            563            174
Investment securities held-to-maturity                      1,073            772          3,026          2,110
Mortgage backed securities held-to-maturity                 3,468          4,625         11,142         13,804
                                                      -----------     ----------     ----------     ----------
  Total interest income                                    15,007         15,272         45,660         44,389
INTEREST EXPENSE:
Deposit accounts                                            5,890          5,667         18,117         15,604
Borrowings                                                  1,873          2,698          6,222          7,889
                                                      -----------     ----------     ----------     ----------
  Total interest expense                                    7,763          8,365         24,339         23,493
                                                      -----------     ----------     ----------     ----------
Net interest income                                         7,244          6,907         21,321         20,896
Provision for possible loan losses                            100            566            835          1,525
                                                      -----------     ----------     ----------     ----------
  Net interest income after provision for
    possible loan losses                                    7,144          6,341         20,486         19,371
NON-INTEREST INCOME:
Gain on sale of investment and mortgage backed
  securities, net                                              32             --            782             --
Gain on sale of loans and mortgage servicing rights, net      404            219          1,463          1,263
Service fees on loans sold                                    306            375            825          1,006
Customer service fees                                       1,376          1,395          4,069          3,882
Miscellaneous                                                 357            378            939            934
                                                      -----------     ----------     ----------     ----------
  Total non-interest income                                 2,475          2,367          8,078          7,085
                                                      -----------     ----------     ----------     ----------
    Income before non-interest expense and federal
      and state taxes                                       9,619          8,708         28,564         26,456
NON-INTEREST EXPENSE:
Compensation and benefits                                   2,754          2,840          8,801          8,547
Office occupancy, net                                       1,558          1,268          4,406          3,729
Marketing                                                     443            384          1,272          1,028
Federal deposit insurance premium                             350            357          1,072          1,087
Other real estate owned operations                            689            587            905          2,478
Amortization of intangibles                                    95             95            285            286
Professional fees                                             251            462            632          1,038
Restructuring                                                  --            985             --            985
Merger related                                                 --            159            401            159
Other                                                       1,343          1,106          3,934          3,308
                                                      -----------     ----------     ----------     ----------
  Total non-interest expense                                7,483          8,243         21,708         22,645
                                                      -----------     ----------     ----------     ----------
  Income before federal and state taxes                     2,136            465          6,856          3,811
  Federal and state tax expense                               827            258          2,554          1,321
                                                      -----------     ----------     ----------     ----------
    Net income                                        $     1,309     $      207     $    4,302     $    2,490
                                                      -----------     ----------     ----------     ----------
                                                      -----------     ----------     ----------     ----------

Earnings per common and common equivalent share
  outstanding                                         $      0.34     $     0.06     $     1.13     $     0.67
Cash dividends paid per common share                         0.12           0.07           0.35           0.16
Weighted average number of common and common
  equivalent shares outstanding                         3,808,006      3,717,830      3,793,438      3,704,952


See accompanying notes to consolidated financial statements.

                              Eastern Bancorp, Inc.
                      Consolidated Statements of Cash Flows

                                                                          Nine Months Ended
                                                                              June 30,
(Dollars in thousands)                                                  1996           1995
                                                                      --------       --------
Cash flows from operating activities:
  Net income                                                        $    4,302      $   2,490
  Adjustments to reconcile net income to net cash
    provided (used) by operating activities:
      Depreciation, amortization and accretion                           2,565          2,766
      Provision for possible loan losses                                   835          1,525
      (Gain) on sale of securities                                        (782)            --
      (Gain) on sale of loans                                           (1,463)        (1,263)
      (Gain) on sale of real estate owned                                  (67)          (230)
      Provision for loss on other real estate owned                        208          1,582
      Loans originated for sale                                       (105,565)       (34,846)
      Proceeds from sales of loans originated for sale                  90,233         33,512
      Decrease in accrued interest receivable                               58             42
      (Increase) in prepaid expenses and other assets                     (704)          (407)
      (Increase) decrease in deferred income tax asset                      (1)           221
        (Decrease) in accrued expenses and other liabilities              (724)          (220)
                                                                    ----------      ---------
          Total adjustments                                            (15,407)         2,682
                                                                    ----------      ---------
          Net cash provided (used) by operating activities             (11,105)         5,172
                                                                    ----------      ---------
Cash flows from investing activities:
  Net (increase) in short-term investments                              (3,706)        (5,950)
  Net (increase) in FHLB stock                                              --           (360)
  Portfolio loans:
    Purchases                                                          (34,866)        (8,673)
    Originations net of repayments                                      11,128        (20,473)
    Proceeds from sales                                                  6,277             --
    Recoveries on loans previously charged off                             169            104
  Investment and mortgage backed securities available-for-sale:
    Purchases                                                              (50)          (172)
    Proceeds from sales                                                 59,512             --
    Proceeds from maturities and returns of principal                    1,980             --
  Investments held-to-maturity:
    Purchases                                                          (60,223)       (10,234)
    Proceeds from sales                                                     --             --
    Proceeds from maturities and returns of principal                   40,351          7,201
  Mortgage backed securities held-to-maturity:
    Purchases                                                          (11,582)       (12,350)
    Proceeds from sales                                                     --             --
    Proceeds from maturities and returns of principal                   24,885         19,197
  Purchases of premises and equipment, net of sales proceeds            (2,736)        (2,081)
  Proceeds from sales of real estate, net                                2,830          4,246
  Purchase of mortgage servicing rights                                    (94)        (1,335)
  Proceeds from sale of servicing rights                                    --          1,798
  (Increase) decrease in investments in real estate                        (46)           624
                                                                    ----------      ---------
        Net cash provided (used) by investing activities            $   33,829      $ (28,458)
                                                                    ----------      ---------

(continued on next page)

                              Eastern Bancorp, Inc.
                      Consolidated Statements of Cash Flows

(continued)

                                                                          Nine Months Ended
                                                                              June 30,
(Dollars in thousands)                                                  1996           1995
                                                                      --------       --------
Cash flows from financing activities:
  Net increase in deposits                                          $   26,707     $   21,886
  Advances from FHLB:
    Proceeds                                                            59,523        178,100
    Repayments and extinguishments                                     (70,009)      (198,647)
  Securities sold under agreement to repurchase:
    Proceeds                                                            11,855         40,855
    Repayments                                                         (36,710)       (16,000)
  Reduction in capital lease obligation                                    (90)           (85)
  Net proceeds from exercise of stock options and/or sale
    of treasury stock                                                      695            386
  Dividends paid                                                        (1,281)          (574)
                                                                    ----------     ----------
        Net cash provided (used) by financing activities                (9,310)        25,921
                                                                    ----------     ----------

        Net increase in cash                                            13,414          2,635

        Cash and cash equivalents at beginning of period                19,862         20,569
                                                                    ----------     ----------

        Cash and cash equivalents at end of period                  $   33,276     $   23,204
                                                                    ----------     ----------
                                                                    ----------     ----------


Cash paid for:
  Interest                                                          $   24,546     $   23,348
  Federal and state taxes                                                1,905          2,244

Supplemental disclosure of non-cash activities:
  Increase in unrealized gain on investment and
  mortgage backed securities available-for-sale, net                       181             32
  Loans charged off                                                      1,576          1,548
  Loans securitized and sold                                            12,575             --
  Loans foreclosed                                                       1,464          1,833


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

    Consolidated financial information as of June 30, 1996, and for the three months and nine months ended June 30, 1996 and 1995 is unaudited, but in the opinion of management reflects all adjustments (none of which are other than normal recurring accruals) necessary for a fair presentation of such information. Interim results are not necessarily indicative of the results to be expected for the entire year. Certain information for the three and nine month periods ended June 30, 1995 and for September 30, 1995, has been reclassified to conform with the 1996 presentation. All per share information herein has been adjusted to reflect the Company s June 19, 1996 three-for-two stock split paid to shareholders of record on June 5, 1996.

    The Company adopted SFAS No. 122, "Accounting for Mortgage Servicing Rights, an Amendment of FASB Statement No. 65" effective October 1, 1994, and has herein revised the previously reported quarterly operating results for the three month period ending June 30, 1995 as follows: a net decrease in non-interest income of $219,000, a decrease in net income of $140,000, and a decrease in earnings per share of $0.03.

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

    A number of uncertainties exist that could affect the Company's future operating results, including, without limitation, the Bank's continued ability to originate quality loans (loan originations increased significantly for the current nine month period compared to the same prior year period), fluctuation of interest rates, real estate market conditions in the Bank's lending areas, general and local economic conditions, the Bank's continued ability to attract and retain deposits, the Company's ability to control costs, new accounting pronouncements, and changing regulatory requirements.

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

    The Company's operating results are affected by its nonperforming assets. Management strives to continue reducing nonperforming assets. (This trend was interrupted during the first quarter of fiscal 1996 due primarily to increased delinquencies in the Bank s consumer loan portfolio. Nonperforming assets began to decrease again during the second quarter and continued to decline during the third quarter). Future changes in the national or local economy, fluctuations in interest rates, and changes in the real estate market could prevent nonperforming asset reduction and negatively impact results.

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

    The Company's primary sources of liquidity consist of dividends received from its subsidiaries, sales of investment securities available-for-sale, maturities of investment securities, and borrowed funds. The Company uses its liquidity to pay cash dividends to shareholders, for general and administrative expenses and to pay federal and state taxes. The Company also uses its liquidity to fund cash needs of VSC. At June 30, 1996, the Company had $3.0 million in cash and investment securities. The Company did not have any debt outstanding at June 30, 1996, nor does it anticipate the need to borrow any funds during fiscal 1996.

INVESTMENT AND MORTGAGE BACKED SECURITIES:

    Investment and mortgage backed securities held-to-maturity at June 30, 1996 totaled $274.8 million with a market value of $264.3 million compared to $312.4 million with a market value of $307.0 million at September 30, 1995. Investment and mortgage backed securities available-for-sale as of June 30, 1996 totaled $9,000 with an amortized cost of $1,000 compared to $4.2 million with an amortized cost of $4.4 million at September 30, 1995. During the first quarter of fiscal 1996, the FASB's special report on SFAS No. 115 allowed a one-time reclassification of held-to-maturity securities to the available-for-sale portfolio. The Company reclassified $43.7 million of securities to the available-for-sale portfolio. Subsequently, the Company sold a majority of its available-for-sale portfolio for a net gain of approximately $782,000. The Company believes cash flow from mortgage backed and investment securities is adequate to meet liquidity requirements.

    The Bank uses mortgage backed securities to supplement loan demand, as an alternative use of excess liquid funds, and to meet the Bank's "Qualified Thrift Lender" requirements.

LOANS:

    The Company's net loans increased $21.3 million, or 4.7%, from $451.2 million at September 30, 1995, to $472.5 million at June 30, 1996.

The following table compares significant loan activity for the periods indicated.

                                                    Selected Loan Activity
(Dollars in thousands)                            Nine Months Ended June 30,
                                                         (Unaudited)
                                                   1996               1995
                                                -----------         ----------
Originations:
   Residential Mortgage                            $128,549            $62,058
   Consumer                                          24,366             24,611
   Commercial                                        11,064             19,654
                                                -----------         ----------
     Total Originations                            $163,979           $106,323
                                                -----------         ----------
                                                -----------         ----------
Purchases                                           $34,866             $8,673
Proceeds from sales                                  90,233             33,512
Loans securitized to mortgage backed securities      12,575                 --

    The Bank originates fixed and adjustable rate mortgage loans for sale. At June 30, 1996, the Bank had $12.3 million in mortgage loans held for sale which required no valuation reserve to adjust their carrying value to the lower of cost or market. At June 30, 1996, the Bank had $17.2 million in commitments to sell mortgage loans. During the nine months ended June 30, 1996, the Bank received proceeds of $90.2 million from the sale of loans and $12.6 million from loans securitized and sold, all of which had been originated for sale. The proceeds from these sales combined with other sources of funds were used to originate $164.0 million in loans, of which $128.5 million were residential mortgages.

    At June 30, 1996, the Bank had commitments to originate loans of $87.6 million which included $17.3 million in residential mortgage loans, $11.6 million in commercial loans (primarily unadvanced funds on equity lines of credit) and $58.7 million in consumer loans (primarily unadvanced funds on equity lines of credit).

    The following table compares the balances of nonperforming assets at the dates indicated. There are no loans greater than ninety days past due that are still accruing.

                         NONPERFORMING ASSETS

                                                   June 30, 1996                   March 31, 1996              September 30,1995
- ------------------------------------------------------------------------------------------------------------------------------------
                                                                % of                           % of                          % of
(Dollars in thousands)                          Amount         Assets          Amount         Assets        Amount          Assets
- ------------------------------------------------------------------------------------------------------------------------------------
Nonaccruing loans:
  Commercial                                    $4,294          0.51%         $5,857          0.71%        $4,326           0.51%
  Consumer                                       2,439          0.29           2,671          0.32          1,782           0.21
  Residential mortgage                           1,599          0.19           2,002          0.24          2,229           0.26
- ------------------------------------------------------------------------------------------------------------------------------------
Total nonperforming loans                        8,332          0.99          10,530          1.27          8,337           0.98
In-substance foreclosures                           --             --             --             --         2,739           0.32
Real estate owned, net                           3,988          0.47           4,044          0.49          5,398           0.64
Other repossessed assets                           395          0.05             336          0.04            310           0.04
- ------------------------------------------------------------------------------------------------------------------------------------
Total nonperforming assets                     $12,715          1.51%        $14,910          1.80%       $16,784           1.98%
- ------------------------------------------------------------------------------------------------------------------------------------
Restructured troubled debt:
  Performing                                    $5,771          0.69%         $4,860          0.59%        $4,801           0.57%
  Nonperforming (included above)                   249          0.03             612          0.07            985           0.11
- ------------------------------------------------------------------------------------------------------------------------------------
  Total                                         $6,020          0.72%         $5,472          0.66%        $5,786           0.68%
- ------------------------------------------------------------------------------------------------------------------------------------
Allowance for possible loan losses              $3,050          0.36%         $3,519          0.43%        $3,622           0.43%
- ------------------------------------------------------------------------------------------------------------------------------------
Allowance for possible loan losses to:
  Nonperforming loans                                          36.61%                        33.42%                        43.44%
  Total loans                                                   0.64                          0.74                          0.79
- ------------------------------------------------------------------------------------------------------------------------------------

    The Company's total nonperforming assets decreased $2.2 million to $12.7 million at June 30, 1996 compared to $14.9 million at March 31, 1996 and decreased $4.1 million compared to $16.8 million at September 30, 1995. Nonaccruing loans decreased approximately $2.2 million from March 31, 1996 and remained relatively unchanged from September 30, 1995.

    Other real estate owned decreased $56,000 to $4.0 million at June 30, 1996. The decrease was due to $63,000 in writedowns and $838,000 in net sales, offset by $845,000 in transfers to other real estate owned. Other real estate owned, compared to the September 30, 1995 balance of $8.1 million, decreased $4.1 million. The decrease was due to $236,000 in writedowns, $2.6 million of ISF loans transferred to non-accruing in accordance with SFAS No. 114, and $2.7 million in net sales, offset by $1.4 million in transfers to other real estate owned.

    See "Results of Operations - Provision for Possible Loan Losses" for information on the allowance for loan losses which totaled $3.0 million at June 30, 1996.

DEPOSITS:

    Total deposits have increased $26.7 million during the nine months ended June 30, 1996. The Bank attributes this increase in deposits to increases in demand deposit accounts, money market accounts, NOW accounts and time deposits slightly offset by a decrease in passbook accounts.

BORROWINGS:

    Total borrowed funds decreased $35.4 million during the first nine months of fiscal 1996.

STOCKHOLDERS' EQUITY:

    Stockholders' equity increased $3.9 million during the nine month period ended June 30, 1996, to $64.9 million, or $17.77 per share. The Company recorded earnings of $4.3 million and paid cash dividends to shareholders of $1.3 million during the first nine months of fiscal 1996. During the nine months ended June 30, 1996, the Company received $695,000 for the use of Treasury shares to fund the exercise of employee and director stock options. The Company's after tax unrealized gain on investment and mortgage backed securities was $6,000 compared to a $175,000 unrealized loss at September 30, 1995 due to an increase in the market value of those securities.

    The following table reflects actual regulatory capital as calculated at June 30, 1996 for VFB.

                                               (Dollars in thousands)
         VFB                                          ACTUAL
         ---                                  -----------------------
         Core                                   $57,546        6.89%
         Tangible                                57,546        6.89
         Risk-based                              60,530       12.55

    At June 30, 1996, VFB had risk-based capital of $60.5 million, or 12.6% of risk weighted assets on a fully phased-in basis. The Bank's capital ratios exceed current regulatory requirements.

    On July 17, 1996, the Board of Directors of the Company declared a $0.14 quarterly cash dividend per share, payable on August 14, 1996 to stockholders of record on July 31, 1996. Payment of future cash dividends is subject to, among other things, Company earnings and tax and regulatory considerations.

    The Company, with other financial institutions, is a plaintiff in litigation brought against the Federal Government arising out of the phasing out of supervisory goodwill from capitalization in 1989. The U.S. Supreme Court upheld the right of banking institutions to sue the government for damages related to the denial of these previously granted benefits. No prediction can be made at this time as to its outcome or the amount of damages, if any, which the Company might ultimately recover.

RESULTS OF OPERATIONS:

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995

NET INCOME:

    Net income for the three months ended June 30, 1996 was $1.3 million or $0.34 per share, compared to earnings of $207,000, or $0.06 per share, for the three months ended June 30, 1995. Fiscal 1995 third quarter results included $1.1 million of expenses related to the merger of the Company's two subsidiary banks.


NET INTEREST INCOME:

    Net interest income was $7.2 million for the three months ended June 30, 1996, compared to $6.9 million for the corresponding period ended June 30, 1995.

    Total interest income earned was $15.0 million during the fiscal 1996 quarter, a decrease of $265,000 from the comparable fiscal 1995 quarter. This resulted from a $914,000 decrease in interest income on investments and mortgage backed securities due to lower portfolio balances, accounting for approximately $768,000 of the decrease; and lower yields, accounting for approximately $170,000 of the decrease; offset slightly by approximately $24,000 due to the combined rate and balance variances. Interest income on loans increased approximately $650,000. Of this increase, $845,000 was a result of increased average balances offset by a $195,000 decrease resulting from lower rates.

                  ANALYSIS OF AVERAGE RATES AND BALANCES

                                                                Quarter ended June 30,
                                                                1996                                          1995
                                            -------------------------------------------------------------------------------------
                                                            Interest           Rate                       Interest          Rate
                                             Average         income/         earned/       Average         income/        earned/
(Dollars in thousands)                       balance         expense           paid        balance         expense          paid
- ---------------------------------------------------------------------------------------------------------------------------------
ASSETS
Loans                                         $476,290       $ 10,466          8.79%       $438,508       $  9,817          8.95%
Investment and mortgage backed securities      289,757          4,541           6.27        337,243          5,455           6.49
                                              --------       --------                      --------       -------
  Total interest-earning assets                766,047         15,007           7.83        775,751         15,272           7.87
Other real estate owned                          4,039                                        9,502
Non-interest-earning assets                     55,310                                       46,797
                                              --------                                     --------
  Total assets                                $825,396                                     $832,050
                                              --------                                     --------
                                              --------                                     --------
LIABILITIES AND STOCKHOLDERS' EQUITY
Savings                                       $261,206          1,604           2.46       $247,031          1,697           2.75
Time deposits                                  315,883          4,286           5.43        293,436          3,970           5.41
Borrowings                                     126,482          1,873           5.92        177,122          2,698           6.09
                                              --------       --------                      --------       --------
  Total interest-bearing liabilities           703,571          7,763           4.41        717,589          8,365           4.66
                                              --------       --------                      --------       --------
Non-interest-bearing deposits                   51,995                                       51,102
Other non-interest-bearing liabilities           5,525                                        3,622
                                              --------                                     --------
  Total liabilities                            761,091                                      772,313
Stockholders' equity                            64,305                                       59,737
                                              --------                                     --------
  Total liabilities and stockholders' equity  $825,396                                     $832,050
                                              --------                                     --------
                                              --------                                     --------

Net interest income                                          $  7,244                                     $  6,907
                                                             --------                                     --------
                                                             --------                                     --------
Net interest spread                                                             3.42                                         3.21
Net interest margin                                                             3.78                                         3.56
- ---------------------------------------------------------------------------------------------------------------------------------

    Total interest expense incurred was $7.8 million for the fiscal 1996 quarter, a $602,000 decrease from the fiscal 1995 quarter. This resulted from a $825,000 decrease in borrowings expense due to lower average balances, accounting for approximately $760,000 of the decrease, and lower average rates, accounting for approximately

$65,000 of the decrease. Offsetting these decreases, deposit expense increased by $223,000 due primarily to an increase in average balances accounting for $383,000 of the increase offset by a decrease in the average rates accounting for $150,000 and $10,000 due to the combined rate and volume variances.

PROVISION FOR POSSIBLE LOAN LOSSES:

    During fiscal 1996's third quarter, the Company provided $100,000 for loan loss reserves compared to $566,000 during the corresponding 1995 fiscal quarter. The Company's net charge-offs were $569,000 during fiscal 1996's third quarter due primarily to commercial loans. Nonperforming loans at June 30, 1996 totaled $8.3 million compared to $10.5 million at March 31, 1996 and $8.3 million at September 30, 1995. The Company's total nonperforming assets at June 30, 1996 were $12.7 million compared to $15.0 million at March 31, 1996 and $16.8 million at September 30, 1995. The $2.2 million decrease from March 31, 1996 was the result of a decrease in nonperforming loans. During the fiscal 1996 third quarter, nonperforming loans decreased in each of the nonperforming loan categories. At June 30, 1996, the Company believes its allowance for loan losses is adequate to cover potential loan losses in its loan portfolio.

                                       ALLOWANCE FOR POSSIBLE LOAN LOSSES

                                              Three months ended
                                                   June 30,
              (Dollars in thousands)         1996           1995
               -----------------------     --------       --------
                Beginning of Period         $3,519         $3,548
                  Provision                    100            566
                  Net Charge-offs             (569)          (315)
                                           --------       --------
                End of Period               $3,050         $3,799
                                           --------       --------
                                           --------       --------

NON-INTEREST INCOME:

    Non-interest income increased $108,000 during the fiscal 1996 quarter compared to the fiscal 1995 quarter. The fiscal 1996 quarter included a gain on sale of investments of approximately $32,000 and an increase in gain on sale of loans and mortgage servicing rights of $185,000.

    Service fees on loans sold were $306,000 during the fiscal 1996 quarter compared to $375,000 during the fiscal 1995 quarter. Average total loans serviced for other investors for the three months ended June 30, 1996 were $587.3 million compared to $526.1 million for the three months ended June 30,
1995.   Loan service income reflects, and is reduced by, the amortization of mortgage servicing rights. Servicing rights amortization increased to $157,000 during the 1996 quarter compared to $122,000 during the 1995 quarter due to increased loan sales during fiscal 1996 therefore creating an increase in servicing rights being amortized.

NON-INTEREST EXPENSE:

    Total non-interest expense was $7.5 million for the fiscal 1996 quarter, a decrease of $760,000 from the fiscal 1995 quarter. Fiscal 1995 results included $1.1 million in merger related expenses incurred by the Company for the consolidation of its two subsidiary banks.

    Office occupancy increased $290,000 from the June 1995 quarter due to increased computer maintenance costs, increased general office building expense, and increased property insurance. In addition, fiscal 1996 results include operating expenses of a new branch.

    Other non-interest expense increased $237,000 from the June 1995 quarter. This increase is due to many different expense categories including ATM expense, telephone expense, outdated supplies, data processing and miscellaneous loss.

    Other real estate operations expense increased $102,000 for the quarter ended June 30, 1996 when compared to the same period last year. This increase is due primarily to an adjustment relating to the disposition of a nonperforming asset.

    These increases were somewhat offset by a decrease of $211,000 in professional fees for the quarter ended June 30, 1996. The fiscal 1995's quarter consulting expenses included fees related to several management projects and the subsidiary merger.

FEDERAL AND STATE TAXES:

    Federal and state tax expense increased to $827,000 based on income before taxes of $2.1 million during the fiscal 1996 quarter. During the fiscal 1995 quarter, tax expense was $258,000 based on income before taxes of $465,000.

    At June 30, 1996, the Company had a net deferred income tax asset of approximately $684,000 which is supported by recoverable taxes paid during the last three fiscal years. In addition, management believes the existing net deductible temporary differences which give rise to the net deferred income tax asset will reverse during periods in which the Company generates net taxable income and in which gross taxable temporary differences are expected to reverse. It should be noted, however, that factors beyond management's control, such as the general state of the economy and real estate values, can affect future levels of taxable income and that no assurance can be given that sufficient taxable income will be generated to fully absorb gross deductible temporary differences.


COMPARISON OF THE NINE MONTHS ENDED JUNE 30, 1996 AND 1995

NET INCOME:

    Net income for the nine months ended June 30, 1996 was $4.3 million, or $1.13 per share, compared to net income of $2.5 million, or $0.67 per share, for the nine months ended June 30, 1995. Fiscal 1996 nine month results included a $782,000 gain on sale of investments and mortgage backed securities and a $401,000 charge due to additional expenses related to the merger of the Company's New Hampshire bank subsidiary into VFB.

NET INTEREST INCOME:

    Net interest income for the nine months ended June 30, 1996 was $21.3 million, an increase of $425,000 from the nine months ended June 30, 1995.

    Total interest income was $45.7 million for the fiscal 1996 period compared to $44.4 million for the fiscal 1995 period, an increase of $1.3 million. The change was due to a $2.6 million increase in interest on loans, consisting of a $1.9 million increase due to higher average balances, a $706,000 increase due to higher average rates and $47,000 due to the combined rate and balance increases. Offsetting this was a decrease in investment and mortgage backed securities interest income of approximately $1.4 million due primarily to lower average balances.

    Total interest expense was $24.3 million for the fiscal 1996 period compared to $23.5 million for the fiscal 1995 period, a $846,000 increase. This resulted from a $2.5 million increase in deposit expense due to higher average rates and balances offset by a $1.7 million decrease in borrowing expense due primarily to a decrease in average borrowings.

                        ANALYSIS OF AVERAGE RATES AND BALANCES


                                                                          NINE MONTHS ENDED JUNE 30,
                                                                   1996                                  1995
                                              --------------------------------------------------------------------------------
                                                                Interest       Rate                 Interest        Rate
                                                    Average      income/      earned/   Average      income/       earned/
(Dollars in thousands)                              balance      expense       paid     balance      expense        Paid
- ------------------------------------------------------------------------------------------------------------------------------
ASSETS
Loans                                               $459,300     $30,929        8.98%   $430,744     $28,301        8.76%
Investment and mortgage backed securities            307,412      14,731        6.39     335,264      16,088        6.41
                                                  ----------   ---------                --------   ---------
  Total interest-earning assets                      766,712      45,660        7.94     766,008      44,389        7.73
Other real estate owned                                4,476                              11,096
Non-interest-earning assets                           56,160                              47,443
                                                  ----------                            --------
  Total assets                                      $827,348                            $824,547
                                                  ----------                            --------
                                                  ----------                            --------

LIABILITIES AND STOCKHOLDERS' EQUITY
Savings                                             $257,317       4,957        2.57    $257,677       5,135        2.66
Time deposits                                        314,308      13,160        5.58     279,588      10,469        4.99
Borrowings                                           137,105       6,222        6.05     176,409       7,889        5.96
                                                  ----------   ---------                --------   ---------
  Total interest-bearing liabilities                 708,730      24,339        4.58     713,674      23,493        4.39
                                                  ----------   ---------                --------   ---------
Non-interest-bearing deposits                         50,254                              47,161
Other non-interest-bearing liabilities                 5,293                               5,264
                                                  ----------                            --------
  Total liabilities                                  764,277                             766,099
Stockholders' equity                                  63,071                              58,448
                                                  ----------                            --------
  Total liabilities and stockholders' equity        $827,348                            $824,547
                                                  ----------                            --------
                                                  ----------                            --------

Net interest income                                              $21,321                             $20,896
                                                               ---------                           ---------
                                                               ---------                           ---------
Net interest spread                                                             3.36                                3.34
Net interest margin                                                             3.71                                3.64
- ------------------------------------------------------------------------------------------------------------------------------


PROVISION FOR POSSIBLE LOAN LOSSES:

    The Company provided $835,000 in provisions for possible loan losses during the fiscal 1996 period compared to $1.5 million during the fiscal 1995 period. During the fiscal 1996 period, the Company had net chargeoffs of $1.4 million. The Bank analyzes classified loans (including nonperforming loans) on a periodic basis and provide loan loss reserves in accordance with the level, quality and collateral value of these loans. In addition, historical loan loss experience, adjusted for the expected impact of changing market values, is used to assist in determining total loss reserve requirements.

                                      ALLOWANCE FOR POSSIBLE LOAN LOSSES
                                              Nine months ended
                                                   June 30,
(DOLLARS IN THOUSANDS)                       1996           1995
                                            ---------------------
Beginning of Period                         $3,622         $3,718
  Provision                                    835          1,525
  Net Charge-offs                           (1,407)        (1,444)
                                            ---------------------
End of Period                               $3,050         $3,799
                                            ---------------------
                                            ---------------------

NON-INTEREST INCOME:

    Non-interest income was $8.1 million for the nine months ended June 30, 1996 compared to $7.1 million for the same fiscal 1995 period. The fiscal 1996 period includes a gain on sale of investments of $782,000. Gain on sale of loans and mortgage servicing rights increased to $1.5 million for the fiscal 1996 nine month period compared to $1.3 million for the same period last year. This increase is due primarily to an increase in loans sold. Loans sold during the fiscal 1996 period totaled $103.4 million compared to $31.5 million during the same period last year. Fiscal 1995 results included a gain on sale of purchased mortgage servicing rights of approximately $550,000.

    Customer service fees increased $187,000 from the same period last year. Customer service fees are primarily generated from overdraft and service charges on demand deposit accounts and other customer transaction fees.

    Service fees on loans sold decreased $181,000 when compared to the nine months ended June 30, 1995. Average total loans serviced for others for the nine months ended June 30, 1996 were $575.6 million compared to $618.3 million for the same period last year. Loan service income reflects and is reduced by the amortization of mortgage servicing rights. Servicing rights amortization was $540,000 during fiscal 1996 and $558,000 during fiscal 1995.

NON-INTEREST EXPENSE:

    Total non-interest expense in the fiscal 1996 nine month period decreased $937,000 to $21.7 million compared to the fiscal 1995 nine month period. Fiscal 1995's nine month results included $1.1 million of expenses related to the consolidation of the Company's two subsidiary banks. Fiscal 1996 results include an additional $401,000 of expenses related to the consolidation of the two subsidiary banks due primarily to additional staff reductions during the first quarter.

    Other real estate operations expense decreased $1.6 million from the same nine month period last year. Fiscal 1996 nine month results, when compared to fiscal 1995, reflect a decrease in provisions for loss on REO property and a decrease in the costs to carry REO property due to REO property sales.

    Professional fees decreased approximately $406,000 in fiscal 1996 compared to the same nine month period last year. This is primarily due to a $341,000 decrease in consulting fees as fiscal 1995 results included expenses incurred for specific management projects.

    Office occupancy expense increased approximately $677,000 due primarily to increased computer maintenance contract costs, general office building expense, property liability insurance and the addition of a new branch.

    Other non-interest expense increased approximately $626,000 compared to the nine month period ended June 30, 1995. This was due to an increase in supplies expense of approximately $218,000, an increase in telephone expense of approximately $151,000 as well as increases in expenses such as postage, mileage, contributions, ATM, and bank service charges.

    Marketing expense increased approximately $244,000 from the same nine month period last year. This is primarily due to additional efforts in marketing new products primarily in the New Hampshire market areas.

FEDERAL AND STATE TAXES:

    Federal and state taxes for the nine months ended June 30, 1996 were $2.6 million based on net income before taxes of $6.9 million. This is compared to $1.3 million based on income before taxes of $3.8 million during the fiscal 1995 period. Fiscal 1995 expense included a tax credit of approximately $293,000 as a result of an IRS audit.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings
              Not Applicable

Item 2.   Changes in Securities
              Not Applicable

Item 3.   Defaults Upon Senior Securities
              Not Applicable

Item 4.   Submission of Matters to a Vote of the Security Holders
              Not Applicable

Item 5.   Other Information
              Not Applicable


Item 6.   Exhibits and Reports on Form 8-K.

    (a)   No Reports on Form 8-K were filed during the quarter ended
              June 30, 1996.

                                      SIGNATURE




    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            EASTERN BANCORP, INC.






DATE:  August 6, 1996                       /s/ Janine K. Pinel
     -----------------                      --------------------
                                            JANINE K. PINEL
                                            Chief Financial Officer