Form 10-K
period 1996-09-30
EASTERN BANCORP INC
filed 1996-12-23
CIK 793169

.

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[xx] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 1996
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________  to _________
                         Commission File Number 0-14853

                              EASTERN BANCORP, INC.
     ----------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                 03-0304472
             --------                                 ----------
  (State or other jurisdiction of                  (I.R.S. Employer
  incorporation or organization)                  Identification No.)

537 Central Avenue, Dover, New Hampshire                 03820
----------------------------------------          --------------------
(Address of principal executive offices)              (Zip Code)

       Registrant's telephone number, including area code:  (603) 749-2150

           Securities registered pursuant to Section 12(b) of the Act:
                                (Not applicable)

           Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock, par value $.01 per share
     ----------------------------------------------------------------------
                                (Title of class)

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X    No
   -----    -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
Yes       No  X
   -----    -----

     Based upon the closing price of the registrant's common stock as of December 5, 1996, the aggregate market value of the voting stock held by nonaffiliates of the registrant is $65,045,338. Solely for purposes of this calculation, the shares held by officers and directors of the registrant are deemed to be shares held by affiliates.

     The number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date is:


                Class:  Common Stock, par value $0.01 per share.
               Outstanding at December 5, 1996:  3,683,526 shares.

PART I
ITEM 1.   BUSINESS

GENERAL

     PRELIMINARY NOTE IN REGARD TO FORWARD-LOOKING STATEMENTS. This annual report on Form 10-K contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the registrant's actual results to differ materially from those contemplated by such forward-looking statements. These factors include, without limitation, those set forth below under the caption "Certain Factors That May Affect Future Results."

     CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS. The following important factors, among others, could cause actual results to differ materially from those contemplated by forward-looking statements made in this annual report on Form 10-K or presented elsewhere by management from time to time. Defined terms used elsewhere in this annual report have the same meanings herein as therein.

     A number of uncertainties exist that could affect the Company's future operating results, including, without limitation, the Bank's continued ability to originate quality loans (loan originations increased significantly for fiscal 1996 compared to fiscal 1995), fluctuation of interest rates, real estate market conditions in the Bank's lending areas, general and local economic conditions, the Bank's continued ability to attract and retain deposits, the Company's ability to control costs, new accounting pronouncements, and changing regulatory requirements.

     A new concern involves regulatory and stockholder approval of the Agreement and Plan of Reorganization (the Merger Agreement) dated November 13, 1996 by and among the Company. The Bank, and Vermont Financial Services Corp. (VFSC) which is described in Item 1 and note 20 of the notes to consolidated financial statements. While management does not anticipate a negative response from the regulatory bodies or the stockholders of the Company or VFSC, failure to approve the agreement could materially impact the future performance of the Company because of distraction of management's attention, fees, and restrictions on interim operations.

     The Merger Agreement sets forth certain restrictions on activities of the Company and its subsidiaries which are not in the ordinary and usual course of business consistent with past practices and must be adhered to until the effective date of the Merger. These restrictions include ,but are not limited to, (i) the execution of any material contract or incurrence of any material obligation outside the ordinary course of business, (ii) the declaration or payment of any dividends or other distributions to stockholders that are in any way inconsistent with prior practices, (iii) the amendment, in any material respect, of the Company's employee benefit plans or employment contracts, (iv) the issuance of any shares of its capital stock or grant of any options except in fulfillment of pre-existing option plans, (v) the incurrence of any additional debt obligation except in the ordinary course of business consistent with past practices or to any capital expenditures above certain monetary limits, (vi) and the making of any loans or extensions of credit other than those which are on customary terms, conditions and standards.

     As a result of the Deposit Insurance Funds Act of 1996 the Secretary of the Treasury is to review recommendations in 1997 for the establishment of a common charter for banks and savings associations. Accordingly, the Bank may be required to convert its federal savings bank charter to either a national bank charter, a state depository institution charter, or a newly designed charter. The Company may also become regulated at the holding company level by the Board of Governors of the Federal Reserve System (Federal Reserve) rather than by the OTS. Regulation by the Federal Reserve could subject Eastern to capital requirements that are not currently applicable to the Company as a holding company under OTS regulation and may result in statutory limitations on the type of business activities in which the Company may engage at the holding company level, which business activities currently are not restricted. The Company is unable to predict whether such initiatives will result in enacted legislation requiring a charter change and if so whether the charter change would significantly impact the Company's operations.

     Revenue generated by the Company is highly dependent on its asset/liability management policies. While management has considerable experience in asset/liability management, future changes in the general direction of interest rates and the overall economy could negatively impact net interest margin. Currently, a 100 basis point increase or decrease would not impact net interest margin by more than ten percent.

     The Company's operating results are negatively affected by its nonperforming assets. Management strives to reduce nonperforming assets. (The Company was unable to reduce nonperforming assets during the first quarter of fiscal 1996 primarily because of increased delinquencies in the Bank's consumer loan portfolio. Nonperforming assets began to decrease again during the second quarter of fiscal 1996 and continued to decline through the fourth quarter of fiscal 1996). Future changes in the national or local economy, fluctuations in interest rates, and changes in the real estate market could limit or prevent future nonperforming asset reduction and negatively impact results.

     Operating results are affected by the adequacy of the Company's loan loss reserve to cover loan losses. Management has considerable experience in evaluating the loan portfolio; however, changes in the national or local economy or fluctuations in interest rates could create the need for additional provisions, thereby adversely affecting operating results.

     Other significant recurrent sources of income for the Company include gain on sale of loans, service fees on loans sold, and customer service fees. Gain on sale of loans and service fees on loans sold are affected by market conditions. Customer service fees are a function of customer banking activity. If the Company were to fail to maintain or grow these sources of income, the Company's operating results would be adversely affected.

     Because of these and other factors, past financial performance should not be considered an indicator of future performance. Investors should not solely use historical trends to anticipate future results and should be aware that the trading price of the Company's common stock may be subject to wide fluctuations in response to quarter-to-quarter variations in operating results, general conditions in the thrift industry, changes in earnings estimates and recommendations by analysts or other events.

     EASTERN BANCORP, INC. Eastern Bancorp, Inc. ("Eastern" or the "Company"), a Delaware corporation, was incorporated in April 1986 for the purpose of becoming the savings and loan holding company of Vermont Federal Bank, FSB (VFB), a federally chartered stock savings bank headquartered in Williston, Vermont. On July 30, 1986, following approval by VFB's stockholders and regulatory authorities, the Company became the holding company for VFB.

     All per share information contained herein has been adjusted to reflect the Company's June 19, 1996 three-for-two stock split paid to stockholders of record on June 5, 1996.

     On November 13, 1996, the Company entered into the Merger Agreement pursuant to which the Company will merge with and into VFSC and the Bank will become a wholly-owned subsidiary of VFSC (the Merger). Consumation of the Merger is conditioned, among other things, upon stockholder approval and regulatory approval. The Merger is described in more detail in Eastern's Current Report on Form 8-K dated November 21, 1996.

     On August 31, 1989, the Company acquired Rockingham Bancorp (Rockingham). Rockingham has been dissolved. On October 1, 1995, the Company merged First Savings of New Hampshire (FS) with and into VFB to form one unified bank under the name Vermont Federal Bank, FSB (the FS-VFB Merger), and moved the primary operations of the holding company to Dover, New Hampshire. Rockingham, no longer a bank holding company, has been dissolved.

     All references herein to the "Bank" are to VFB and FS as one consolidated entity following the FS-VFB Merger.

     The Company is currently conducting business as a nondiversified savings and loan holding company. At September 30, 1996, the Company's principal assets on an unconsolidated basis consisted of the outstanding capital stock of the Bank and $3.4 million of short-term investments and investment securities. See note 18 of notes to consolidated financial statements. The Company also owns Vermont Service Corporation (VSC), a real estate development company which it purchased from VFB in December 1991. VSC and its subsidiary, Vermont East Coast Company (VECC), are joint venture partners in the ownership of development rights in a mobile home association known as "Williston Woods." At present, the Company is not significantly engaged in operating business activities other than management of its investments and operations through the Bank, VSC, and VECC. See note 1 of notes to consolidated financial statements.

     As a nondiversified savings and loan holding company, the Company is subject to Office of Thrift Supervision (OTS) regulations, examinations, supervision, and reporting requirements.

     Eastern's executive offices are located at 537 Central Avenue, Dover, New Hampshire 03820 (telephone 603-749-2150).

     VERMONT FEDERAL BANK, FSB AND SUBSIDIARIES. VFB is a federally chartered stock savings bank. On October 1, 1995, FS was merged with and into VFB to form one consolidated bank operating 25 branches, 15 located in Vermont and 10
located in New Hampshire.   Based on total assets at September 30, 1996, the
Bank was the largest Savings Association Insurance Fund (SAIF)-insured institution in Vermont and the Bank's Vermont assets were the sixth largest of all depository institutions in Vermont.

     VFB was founded as a mutual building and loan association in 1895. Its deposits have been insured by the SAIF, which is administered by the Federal Deposit Insurance Corporation (FDIC), and has been a member of the Federal Home Loan Bank (FHLB) System since 1936. In 1973, VFB changed its name from Burlington Federal Savings and Loan Association to Vermont Federal Savings and Loan Association. In July 1983, VFB changed its charter to a federal mutual savings bank and changed its name to Vermont Federal Bank, FSB. On November 17, 1983, VFB converted to a federal stock savings bank.

     The corporate headquarters of the Bank are located at 282 Williston Road, Williston, Vermont 05495 (telephone 802-879-9000).

     ROCKINGHAM BANCORP AND FIRST SAVINGS OF NEW HAMPSHIRE. Prior to the FS-VFB Merger, Rockingham was the holding company of FS and was not significantly engaged in operating business activities other than through the operations of FS. FS was a New Hampshire chartered stock savings and loan association established in 1892, with nine offices in southeastern New Hampshire as of September 30, 1995. In October 1992, FS changed its name from First Savings and Loan Association of New Hampshire to First Savings of New Hampshire. Following the FS-VFB Merger, FS branches retained the use of the "First Savings of New Hampshire" name and began operating as a division of VFB. Eastern Bancorp dissolved Rockingham and assumed its assets and liabilities. Following the FS-VFB Merger, deposits formerly held by FS are insured by SAIF. The business formerly conducted by FS is discussed together with that of VFB below.

     In October 1991 and August 1992, FS was the successful bidder for certain of the assets and liabilities of the former Iona Savings Bank (Iona) of Tilton, NH and Seacoast Savings Bank (Seacoast) of Dover, NH. As a result of these transactions, FS acquired approximately $93.7 million in deposits.

     The corporate headquarters of the FS division are located at One Center Street, P.O. Box 310, Exeter, New Hampshire, 03833 (telephone 603-778-4268).

     GENERAL BUSINESS OF THE BANK. The business of the Bank consists primarily of attracting deposits from the general public and originating and servicing first mortgage loans on one- to four-family homes and consumer loans (including second mortgage home equity loans and lines of credit, mobile home loans, motor vehicle loans and other types of personal loans). The Bank also makes commercial real estate loans and some non-real estate commercial loans which, in most instances, are secured by equipment, accounts receivable and inventory.
The Bank has made and continues to make a limited number of first mortgage loans on investment properties and leisure homes. The Bank also invests in federal government and agency obligations and other investment securities permitted by applicable law and regulations, including mortgage backed securities.

     The principal sources of funds for the Bank's lending and investment activities are deposits, amortization and prepayment of loans, sales of loans, and borrowings. The Bank's principal sources of income are interest and fees on loans and investments, gains on sales of loans originated for sale, and fees on deposit products and from servicing loans for other investors. The Bank's principal expenses are interest paid on deposit accounts and borrowings, general and administrative expenses (including losses from other real estate operations), and provisions for loan losses.

     The Bank is subject to comprehensive regulation, examination, and supervision by the OTS and the FDIC. The Bank is also subject to additional regulation by the Board of Governors of the Federal Reserve System (Federal Reserve Board) relating to reserves required to be maintained against deposits and certain other matters.

     MARKET AREA. The Bank's Vermont operations are headquartered in Williston, Vermont. At September 30, 1996, the Bank operated six offices in Chittenden County and nine offices elsewhere throughout the state. Based on the most recent census data, approximately 80 percent of Vermont's population resides in VFB's market areas.

     At September 30, 1996, there were six FS offices in Rockingham County, New Hampshire, one office in Merrimack County, New Hampshire, one office in Belknap County, New Hampshire, and two offices in Strafford County, New Hampshire.

SUBSIDIARY CORPORATIONS

     As of September 30, 1996, the Bank had two subsidiaries, Eastern Real Estate Corporation (EREC) and Investment Alternative Financial Services Corporation (IAFS). In March 1991, VFB organized EREC for the purpose of selling an industrial park which the Bank had previously acquired through foreclosure. As of September 30, 1996, the Bank's investment in EREC was $469,000 which includes approximately $36,000 in unsecured loans.

     IAFS, currently inactive, was formed in January, 1995 as a wholly owned subsidiary of the Bank for the purpose of facilitating the delivery of mutual fund investments and annuities on bank premises by an independent investment broker. As of September 30, 1996, VFB's investment in IAFS was approximately $31,000.

     As of September 30, 1996, the Bank had liquidated and dissolved its subsidiary, Long Bay II Corporation (LBII). LBII was established in 1991 to hold title to a residential real estate development previously owned by a borrower of, and foreclosed by, FS. Following the FS-VFB Merger, the Bank was a majority owner of LBII, together with the former Dartmouth Bank, a participant in the original development loan. The property, which was sold in August 1996, was located on Lake Winnipesaukee in Laconia, NH, and consisted of approximately 130 approved homesites and a limited number of boat slips.

     In addition, FS invested $50,000 of capital along with several other thrift institutions in Bankers Cooperative Mortgage Services, Inc. (Bankers Cooperative) in 1985. Bankers Cooperative is operated by independent management and originates mortgage loans throughout New Hampshire. Bankers Cooperative originates mortgages for sale in the secondary market and provides servicing for loans. FS has not provided Bankers Cooperative with any financing or purchased loans from or sold loans to Bankers Cooperative. FS refers customers to and accepts applications for Bankers Cooperative from individuals desiring fixed-rate mortgage loans. Following the FS-VFB Merger, VFB assumed FS's ownership rights in Bankers Cooperative. Subsequent to September 30, 1995, Bankers Cooperative sold its mortgage servicing portfolio and other assets. The first payment from the proceeds of this sale in the amount of $75,000 was received in December 1995, and another payment is expected during December 1996. Some monies are being held in escrow until all Department of Revenue certifications are received. Final distributions will be made in 1998 after applicable statutes of limitations expire.

     VSC is wholly-owned by the Company. At September 30, 1996, the Company's investment in this subsidiary totaled $743,000. Since VSC's founding in 1971, it and its subsidiary, VECC, have participated in joint ventures involving the purchase and sale of land, construction, and the sale of several condominium projects. VSC and VECC were joint venture partners in the mobile home development known as "Williston Woods." On September 28, 1993, VSC sold a portion of Williston Woods to the residents of the park for $2.2 million, retaining development rights to the thirty-four unsold lots. The proceeds in excess of the book value of the project were used to reduce the carrying value of the development rights to build the unsold units.

EMPLOYEES

     At September 30, 1996, the Bank employed 409 full-time equivalent employees
(FTEs), and Eastern employed three and a half FTEs. Management considers relations with its employees to be good. The Bank's employees are not represented by any collective bargaining group. See note 12 of notes to consolidated financial statements.

COMPETITION

     The Bank experiences competition in attracting and retaining deposit accounts and in making mortgage and other loans. The primary factors in competing for deposit accounts are interest rates, the range of financial products offered, convenience of office locations, and flexibility of office hours. Direct competition for deposit accounts comes from other savings institutions, commercial banks, credit unions, and brokerage firms. Additional competition for deposit accounts comes from money market and bond funds and from various types of corporate and government securities. The primary factors in competing for loans are interest rates, loan origination fees, and the range of lending products offered. Competition for origination of first mortgage loans normally comes from other savings institutions, mortgage banking firms, credit unions, and commercial banks.

     The Bank's operating strategies are directed toward providing a wide range of financial products for customers which it serves or will serve in the future. A number of commercial and savings banks, which are larger and have greater resources than the Bank, operate in the Bank's market areas.

ASSET/LIABILITY MANAGEMENT

     As a holding company for the Bank, Eastern does not engage in any business activities, other than through the Bank, the management of its investments, and VSC. The Bank's principal business consists of attracting deposits from the general public and making residential mortgage and consumer loans. The Bank's profitability depends in part on the amount of net interest income, non-interest income or fees and miscellaneous income, non-interest expense, and provisions for loan losses.

     One of the principal factors in maintaining planned levels of net interest income is the ability to anticipate fluctuations in future net interest income because of changes in interest rates and to design effective strategies to cope with such fluctuations. The balancing of the changes in income from interest earning assets and the expense of interest bearing liabilities is done through asset/liability management. The Bank primarily uses computer simulation models to assess interest rate risk under different scenarios of rising and falling interest rates. The Bank also reviews traditional GAP analysis (GAP). GAP is the difference between interest earning assets and interest bearing liabilities maturing or repricing within designated time periods. The Company believes that computer simulation provides a more reliable estimation of future net interest income than traditional GAP analysis because sophisticated models can simulate changes in prepayment speeds on amortizing assets, and the effect of lifetime and period interest rate caps on adjustable rate assets and liabilities, and early withdrawal options on certificates of deposit under varying interest rate assumptions. Asset/liability management strategies are reviewed on an ongoing basis and revised based on changes in interest rate levels and general economic conditions.

     The most significant components of the Company's asset management program have involved emphasizing adjustable rate mortgage lending for the Bank's own portfolio and the sale of long term fixed rate loans in the secondary market. Cash flow from the amortization and prepayments on loans and investments increased in 1996 compared to 1995 as rates declined during mid-year which increased prepayment speeds. This increased the available funds for purchases of portfolio investments, mortgage backed securities and loans.

     The most significant components of the Company's liability management program have involved the following: (1) promoting low cost non-interest and interest bearing demand deposit accounts; (2) the use of early withdrawal penalties on certificates of deposit to assist in maintaining maturity and cost structure; and (3) extending the term on fixed-rate fixed-term liabilities to match the increase in fixed-rate assets outlined in the asset management components above.

     Eastern's one-year GAP position has decreased from the previous year due to decreases in consumer loans and investment and mortgage backed securities maturing within one year and an increase in certificates of deposit maturing within one year. These developments more than offset a decrease in borrowings maturing within one year. For an institution such as Eastern with a positive one-year GAP, the amount of income earned on its assets fluctuates more than the cost of its liabilities in response to changes in the prevailing rates of interest during the one-year period. Accordingly, in a rising interest rate environment, institutions with a positive one-year GAP will experience a greater increase in the yield on their assets than in the cost of funds of their liabilities. Conversely, the cost of funds of institutions with a positive GAP will decrease less than the yield on their assets in a falling interest rate environment. Institutions with a negative one-year GAP face the opposite situation. A rising interest rate environment imposes risks on institutions with a negative GAP because more of their liabilities than their assets adjust during the year as a result of the increase in interest rates. Accordingly, the increase in the cost of funds on the liabilities of institutions with a negative one-year GAP is greater than the increase in the yield on their assets.

     Table 4, in Part II, Item 7, in Management's Discussion and Analysis of Financial Condition and Results of Operations incorporated herein by reference sets forth the estimated maturity/repricing structure of the Company's interest-earning assets and interest-bearing liabilities at September 30, 1996. Management believes the prepayment and attrition rates used in Table 4 to be reasonable based on the Bank's experience.

LENDING ACTIVITIES

     GENERAL. The Bank has traditionally concentrated its lending activities primarily on the origination of conventional first mortgage loans for the purchase, construction, or refinance of residential real property, and these loans continue to be the primary focus of the Bank's lending activities. In recent years, however, in order to improve their net interest margin, the Bank placed additional emphasis on consumer lending activities. The Bank's consumer loan portfolio includes second mortgage home equity loans and lines of credit, mobile home loans, motor vehicle loans, and other types of personal loans. The volume of commercial real estate loans and other commercial loans in the Bank's portfolio has varied considerably over the last decade. Deterioration in local economic conditions caused the Bank to curtail origination of such loans from fiscal 1990 through fiscal 1992, but slight economic improvements allowed such loan originations to increase thereafter.

     The largest portion of the Bank's loans have been made to home buyers on the security of residential dwellings. At September 30, 1996, the total loan portfolio of the Bank amounted to $495.1 million (before allowance for loan losses and other deductions), representing 57.0 percent of the Company's total assets. At that date, 54.0 percent of the total outstanding loans consisted of loans secured by first mortgages on residential properties, 27.7 percent of the total outstanding loans were consumer loans, and 18.3 percent were commercial and multi-family residential loans.

     Approximately 69.5 percent of the Bank's residential mortgage loans, together with the majority of the Bank's consumer loans, have adjustable rate features. Approximately 80 percent of the Bank's portfolio of non-real estate and real estate commercial loans have adjustable rate features. At September 30, 1996, adjustable rate loans represented 74.7 percent of the total loan portfolio of the Bank.

     During fiscal 1989 through 1991, the Bank experienced a significant increase in the level of nonperforming assets, due to the economic recession in Vermont and New Hampshire and its effect on the ability of borrowers to repay loans. The Bank focused during the period of 1992 through 1996 on reducing nonperforming loans through various monitoring techniques and collection efforts. See "Nonperforming Assets."

     For additional information on loans, see note 3 of notes to consolidated financial statements.

     LOAN ORIGINATIONS. All real estate mortgage loans originated by the Bank are secured by real estate located primarily in Vermont and New Hampshire as a result of the Bank's commitment to serve the mortgage credit needs of the communities in which their offices operate.

     During fiscal 1996, the Bank originated $163.3 million in residential real estate mortgage loans compared with $95.2 million in fiscal 1995. Mortgage production for the year increased primarily as a result of increased refinancing activity during the second and third quarters of fiscal 1996. Home purchase activity comprised approximately 47 percent of production with refinancing activity comprising approximately 53 percent of production. Production volumes dropped during the fourth quarter of fiscal 1996 as a result of higher interest rates and reduced refinancing activity.

     ONE- TO FOUR-FAMILY FIRST MORTGAGE LOANS.   At September 30, 1996, the Bank
offered various adjustable rate mortgage (ARM) programs for one- to four-family residential loans. Adjustment periods available to customers ranged from one year up to five years. Indices used in these programs were corresponding U.S. Treasury Securities, adjusted to a constant maturity corresponding with the adjustment period of the ARM program selected by the borrower. Most of the ARM loans contained periodic interest rate caps of 2 percent annually and 6 percent life. ARM loans originated during fiscal 1996 were significantly concentrated in the one-, three-, and five-year adjustable rate programs. Although adjustable rate mortgage loans allow the Bank to increase the sensitivity of its asset base to changes in interest rates, subject to the effect of interest rate caps, the terms of such loans may also increase the likelihood of delinquencies in periods of high interest rates, particularly if such loans are discounted ARMs. ARM loans made by the Bank do not have negative amortization features.

     In addition to its adjustable rate loan products, the Bank also offers fixed rate mortgage loans. The volume of originations of such loans depends in large part on the level of interest rates. It has been the Bank's experience that there is significant demand for fixed rate loans during periods of lower interest rates. In fiscal 1996, the spread between adjustable rate loans and long term fixed rate loans narrowed. Fixed rate loan originations increased dramatically as a result. The terms of fixed rate loans generally provide for repayment of principal for a fixed term ranging from 15 to 30 years.

     The Bank's loan prepayment experience relating to each of fixed and adjustable rate mortgage loans, which are typically amortized over 15 to 30 years, indicates that such loans will be outstanding for a period of approximately 4 to 8 years, depending on fluctuations in interest rates. During the last several years, the Bank experienced an increase in prepayments, which shortened the period mortgage loans remained outstanding, primarily as a result of a general decline in interest rates. As a result of falling interest rates in mid fiscal 1996, the number of prepayments increased during fiscal 1996.

     CONSUMER LOANS. Consistent with applicable regulations, the Bank had an outstanding balance of consumer loans at September 30, 1996, totaling $136.9 million, or 27.7 percent of total loans. The Bank makes various types of consumer loans including second mortgage loans, home improvement loans, personal loans (secured and unsecured), mobile home loans, motor vehicle loans (new and used), credit cards, and loans secured by deposit accounts. Of the $136.9 million outstanding consumer loan balance at September 30, 1996, $76.9 million or 56.2 percent were home equity loans and $40.1 million or 29.3 percent were mobile home loans. Mobile home loans may have a maximum term of up to 25 years, although it has been the Bank's experience that such loans remain outstanding for a period substantially shorter than their contractual term.

     COMMERCIAL REAL ESTATE AND MULTI-FAMILY RESIDENTIAL MORTGAGE LOANS; COMMERCIAL LOANS. The Bank makes mortgage loans for the acquisition and development of commercial real estate and multi-family residential properties, consisting primarily of office buildings, small retail shopping centers and apartment buildings. The Bank has offered non-real estate commercial loans which, in most instances, are secured by equipment, accounts receivable, and inventory. Commencing in fiscal 1990, VFB took steps to curtail its commercial real estate lending activities in response to economic conditions and the level of its nonperforming assets. In light of the reduced demand for such loans in New England, the Bank did not originate a significant amount of new commercial real estate loans in fiscal 1992. Beginning in fiscal 1993, the economic conditions in each of New Hampshire and Vermont started to improve slightly and the Bank's nonperforming assets began to decline which allowed commercial loan originations to start increasing at the Bank. As of September 30, 1996, commercial real estate and multi-family residential mortgage loans totaled $83.2 million, or 16.8 percent of the total loan portfolio of the Bank. As of September 30, 1996, non-real estate commercial loans totaled $7.3 million or 1.5 percent of the total loan portfolio of the Bank.

     CONSTRUCTION LOANS. The Bank makes mortgage loans to individuals, builders, and developers for, among other things, the construction of primary residences, income-producing properties, condominium projects, and land development. At September 30, 1996, such loans totaled $9.9 million or 2.0 percent of the Company's total loans before net items. Construction loans are project-oriented, generally for terms of three years or less, and are made at floating rates based on the prime rate. Land development loans totaled $3.5 million or 0.71 percent of total loans receivable before net items at September 30, 1996.

     Commercial real estate and multi-family residential construction lending entails additional risks (such as availability of take-out financing, ability of borrower to lease space prior to completion of project, completion of building in accordance with take-out financing agreements, ability of borrower to cover cost overruns, and ability of borrower to cover loan interest if leasing of space is not complete) beyond those associated with mortgage lending. The Bank seeks to minimize these risks by, among other things, limiting the loan size and generally lending for construction of properties within its market areas to borrowers who are experienced in the type of construction for which the loan is made.

     SECONDARY MARKET ACTIVITY. Although the Bank generally originates all fixed rate loans for sale, the Bank may originate such loans for its own portfolio. The Bank also originates some treasury indexed ARM loans for sale. Mortgage loans held for sale are carried at the lower of aggregate cost or market value. The Bank generally seeks to originate all loans to permit sale of such loans in the secondary market if desired. All loans sold are currently sold without recourse.

     The Bank usually continues to collect payments on whole loans and loan participations sold as they become due, and to inspect the property and otherwise service the loans. The Bank pays the participating lender an agreed yield on the participant's portion of the loan. This yield is usually less than the interest paid by the borrower thereon, with the present value of the difference being capitalized by the Bank as an "excess service fee asset" and recognized as income at the time of the sale to the extent, if any, that it exceeds a normal servicing fee over the expected life of the loan. This asset is amortized over the estimated life of the loans sold using the level yield method. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations for further information.

     During fiscal 1996, the Bank sold or securitized and sold $139.3 million in loans and loan participations compared to $61.0 million sold or securitized and sold in fiscal 1995. At September 30, 1996, the Bank was servicing $647.7 million of loans which were owned by others. As of September 30, 1996, $44.2 million, or 8.9 percent of the loans receivable of the Bank, were serviced by others. At September 30, 1996, the Bank had commitments to sell mortgage loans of approximately $17.4 million compared to $10.1 million at the end of fiscal 1995. At September 30, 1996, the Bank had $9.4 million in fixed rate and $1.1 million in adjustable rate residential mortgage loans held for sale.

     During fiscal 1996 and 1995, the Bank purchased mortgage servicing rights
(PMSR) to service $54.1 million and $106.0 million, respectively, in residential first mortgage loans. Premiums paid to purchase PMSR totaled $594,000 and $971,000 in fiscal 1996 and 1995, respectively. The Bank capitalized $1.4 million in servicing rights retained on loans originated and sold during fiscal year 1996 compared to $566,000 during fiscal 1995. Servicing rights are amortized over five years, with the expense included in service fees on loans sold. The accelerated amortization expense will offset the increase in loan servicing income initially, with a rise in servicing income expected in later years. The purchase or retention of servicing rights allows the Bank to increase its servicing portfolio while using existing capacity. The Bank intends to continue purchasing and retaining, servicing rights to increase use of existing capacity and generate additional loan service fee income. While the Bank's overall goal is to increase its servicing portfolio, management's perception of market conditions in March of 1995 led to the sale of approximately $162.6 million in PMSR. The sale allowed the Bank to reduce the number of states in which it services loans from over twenty states to six states.

     LOAN PORTFOLIO COMPOSITION. The following table sets forth certain information concerning the Company's loan portfolio, before allowance for loan losses and other net items, in dollar amounts and in percentages, by type of security and by type of loan.


                                                                         At September 30,
---------------------------------------------------------------------------------------------------------------------------------
                                       1996                1995               1994(a)             1993(a)             1992(a)
---------------------------------------------------------------------------------------------------------------------------------
Total mortgage loans            $267,672    54.0%   $224,042    48.7%   $198,792    46.6%   $198,981    46.9%   $215,713    50.3%
Total consumer loans             136,927    27.7     142,328    31.0     142,308    33.4     142,719    33.7     121,134    28.2
Total commercial loans            90,486    18.3      93,136    20.3      85,330    20.0      82,441    19.4      92,248    21.5
                                --------    ----    --------    ----    --------    ----    --------    ----    --------    ----
  Total loans receivable
  (before net items)            $495,085   100.0%   $459,506   100.0%   $426,430   100.0%   $424,141   100.0%   $429,095   100.0%
                                --------   -----    --------   -----    --------   -----    --------    ----    --------   -----
                                --------   -----    --------   -----    --------   -----    --------    ----    --------   -----

Residential construction loans  $  9,939     2.0%   $  5,386     1.2%   $  9,930     2.3%   $  7,394     1.7%   $  7,354     1.7%
Permanent loans                  485,146    98.0     454,120    98.8     416,500    97.7     416,747    98.3     421,741    98.3
                                --------    ----    --------    ----    --------    ----    --------    ----    --------    ----

  Total loans receivable
  (before net items)            $495,085   100.0%   $459,506   100.0%   $426,430   100.0%   $424,141   100.0%   $429,095   100.0%
                                --------   -----    --------   -----    --------   -----    --------   -----    --------   -----
                                --------   -----    --------   -----    --------   -----    --------   -----    --------   -----

---------------------------------------------------------------------------------------------------------------------------------


(a) In-substance foreclosure loans in the amounts of $3.6 million, $5.8 million, and $8.0 million, respectively, were not reclassified to loans in accordance with SFAS No. 114 due to lack of appropriate detail to make the required reclassifications.

     MATURITY AND RATE SENSITIVITY OF LOAN PORTFOLIO. The following table sets forth the estimated maturity/repricing structure of the loans (before net items) maturing or repricing in the loan portfolios of the Bank based on repricing dates, contractual maturities, and loan amortizations. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Adjustable rate loans are reported as having a term equal to the interest rate adjustment period. The dollar amount of all loans which have fixed or floating or adjustable interest rates is also shown.

                                                        As of September 30, 1996
-------------------------------------------------------------------------------------
                                                                    Greater
                                                 Within      1-5     than
                                                 1 year     years   5 years     Total
                                                -------------------------------------
                                                         (Dollars in thousands)
Real estate construction - fixed rate           $ 6,574    $   --   $    --   $ 6,574
Real estate construction - adjustable rate        3,365        --        --     3,365

Commercial - fixed rate                           2,035     2,146    17,079    21,260
Commercial - adjustable rate                     62,134     4,652     2,440    69,226
-------------------------------------------------------------------------------------

     LOAN COMMITMENTS. The Bank issues commitments to prospective borrowers to make loans conditioned upon the occurrence of certain events and under certain specific terms. Loan commitments are generally issued for the origination of long-term, permanent loans for the financing of residential properties by prospective purchasers. Loan commitments are also made for construction loans and combined construction permanent loans which are for one- to four-family, commercial, multi-unit residential, and income producing properties. At September 30, 1996, the Bank had aggregate outstanding loan commitments of $93.5 million. Commitments to originate approved mortgage loans generally expire within 20 days.

     It is the general policy of the Bank to make commitments to lend at the market rates of interest and the amount of points prevailing at the time the application is made. The proportion of the total value of commitments derived from any particular category of loan varies from time to time and depends upon market conditions and demand.

     For further information on loan commitments, see note 13 of notes to consolidated financial statements.

     INCOME FROM LENDING ACTIVITIES. The Bank realizes interest and other fee income from its lending activities. Interest income includes amortization of discounts on loans purchased and amortization of deferred loan fees. The Bank also receives loan fees and charges related to existing loans, which include late charges, assumption fees, and servicing fees.

     CLASSIFICATION OF CERTAIN ASSETS. As a SAIF-insured and OTS regulated savings association, the Bank is required to classify its assets in accordance with applicable regulations. An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Assets so classified must have a well-defined weakness or weaknesses. "Substandard" assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard" with the added characteristic that the weaknesses present make "collection or liquidation in full" on the basis of currently existing facts, conditions and values, "highly questionable and improbable." Assets classified "loss" are those considered "uncollectible" and of such value that their continuance as assets without the establishment of a specific loss reserve is not warranted. When an insured institution classifies problem assets as "substandard" or "doubtful," it is required to establish general allowances for loan losses in an amount deemed prudent by management. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as "loss," it is required either to establish a specific allowance for losses equal to 100 percent of the amount of the assets so classified or to charge off such amount. An OTS-regulated institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS, which can order the establishment of additional general loss allowances. The effect of establishing specific loss reserves for problem assets classified as "loss" will be to reduce the institution's regulatory capital by the amount of such specific loss reserves net of any tax benefit.

     At September 30, 1996, classified assets included $7.0 million of performing loans and $7.9 million of nonperforming loans. This compares to September 30, 1995 classified assets that included $7.0 million of performing loans and $11.0 million of nonperforming loans. See "Nonperforming Assets." The decrease in classified assets during fiscal 1996 was a result of the continued efforts of the Bank to aggressively workout classified loans and market and sell foreclosed property.

     The following table details classified assets by category.

                                              1996                                1995
---------------------------------------------------------------------------------------------------
                              SUBSTANDARD    DOUBTFUL     LOSS     Substandard     Doubtful    Loss
---------------------------------------------------------------------------------------------------
                                                     (Dollars in thousands)
Commercial real estate          $ 6,564        $--         $--       $ 6,148         $ --      $--
Commercial non-real estate        3,152         --          --         6,454          301       --
Consumer                          2,631         --          81         2,230           82       64
Residential mortgage              2,515         --          --         2,720           --       --
                                -------        ---         ---       -------         ----      ---
  Total classified loans         14,862         --          81        17,552          383       64
Other real estate owned           3,611         --          --         5,398          --        --
                                -------        ---         ---       -------         ----      ---
  Total classified assets       $18,473        $--         $81       $22,950         $383      $64
                                -------        ---         ---       -------         ----      ---
                                -------        ---         ---       -------         ----      ---
---------------------------------------------------------------------------------------------------

     The Bank also classifies loans as "special mention." These loans are those that, while current or accruing, warrant close attention by management because of potential credit weaknesses. Such loans totaled $2.0 million at September 30, 1996 compared to $2.9 million at September 30, 1995. Included in loans classified substandard and special mention at September 30, 1996 are a total of $1.6 million of loans where known information about possible credit problems of the borrowers has caused management concern as to the ability of the borrowers to comply with the present loan repayment terms and which may result in such loans becoming nonperforming in subsequent periods.

     At September 30, 1996, the Company's allowance for loan losses totaled $2.9 million. As of September 30, 1996, the Company believes its loan loss reserve is adequate to cover the potential loan losses currently in its portfolio. Although the Bank has considerable experience in evaluating classified loans, because of the impact of such factors as the overall economy and the fluctuation of interest rates on such loans, there can be no assurance that the provisions made to the Bank's loan loss reserve will prove adequate, and, to the extent that additional provisions to the Bank's loan loss reserve are required in the future, the Company's results of operations would be adversely affected.

     When a borrower fails to make a required payment on a loan, the Bank attempts to cure the deficiency by corresponding with the borrower. In most cases, deficiencies are cured promptly. If the delinquency cannot otherwise be cured, the Bank institutes appropriate legal action to foreclose on the property securing the loan and may seek to obtain a deficiency judgment against the borrower.

     A decision as to whether and when to initiate foreclosure proceedings is based upon such factors as the amount of the outstanding loan in relation to the original indebtedness, the extent of delinquency, and the borrower's ability and willingness to cooperate in curing deficiencies. Foreclosures are conducted in accordance with state laws in the respective states where the Bank does business.

     When the Bank acquires real estate through foreclosure or deed in lieu of foreclosure, such real estate is recorded at the lower of the carrying value of the loan or the fair value minus selling costs based upon a current appraisal made for the Bank.

     In May 1993, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan," which was amended in October 1994 by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosure." The Statements, which were adopted by the Company on October 1, 1995, generally require all creditors to account for impaired loans, except those loans that are accounted for at fair value or at the lower of cost or fair value, at the present value of the expected future cash flows discounted at the loan's effective interest rate. In addition, criteria for classification of a loan as an in-substance foreclosure were modified in such a way that classification need be made only when the lender is in possession of the collateral. The adoption of SFAS Nos. 114 and 118 had no material impact on the Company's financial condition or results of operations. In-substance foreclosure loans for fiscal 1996 and 1995 were reclassified to loans in accordance with SFAS No. 114. Fiscal years 1994, 1993, and 1992 were not reclassified due to lack of appropriate detail to make the required reclassifications.

     NONPERFORMING ASSETS. The following table sets forth information regarding nonperforming assets (loans over 90 days past due and non-accruing, troubled debt restructurings, in-substance foreclosures and real estate acquired through foreclosure) at the dates indicated. Nonperforming loans are loans on which the Company has stopped accruing interest income (i.e., loans over 90 days past due and restructured troubled debt).

(Dollars in thousands)                                              At September 30,
--------------------------------------------------------------------------------------------------------------
                                           1996(b)          1995         1994(c)        1993(c)        1992(c)
                                           -------         -------       -------        -------        -------
Nonperforming loans:
   Residential real estate                 $ 1,779        $ 2,422        $ 1,509        $ 2,479        $ 3,093
   Commercial                                3,693          6,872          2,509          6,832          4,148
   Consumer                                  2,473          1,782          1,436          1,582          1,387
                                           -------        -------        -------        -------        -------
      Total nonperforming
         loans                               7,945         11,076          5,454         10,893          8,628
In-substance foreclosures (a)                   --             --          3,610          5,818          7,968
Other real estate owned (a)                  3,611          5,398          5,273          8,706         10,290
Other repossessed assets                       448            310            232            142            418
                                           -------        -------        -------        -------        -------
      Total nonperforming
         assets                            $12,004        $16,784        $14,569        $25,559        $27,304
                                           -------        -------        -------        -------        -------
                                           -------        -------        -------        -------        -------
Restructured
   troubled debt
      Performing                           $ 4,154        $ 4,801        $ 2,996        $ 1,462        $ 2,269
      Nonperforming
         (included above)                       --            985          2,003          2,162             --
      Impaired performing                    1,819             --             --             --             --
      Impaired nonperforming                   952             --             --             --             --
         (included above)                  -------        -------        -------        -------        -------
Total                                      $ 6,925        $ 5,786        $ 4,999        $ 3,624        $ 2,269
                                           -------        -------        -------        -------        -------
                                           -------        -------        -------        -------        -------
--------------------------------------------------------------------------------------------------------------

     (a) Performing real estate owned of $3.8 million, $4.1 million, and $2.8 million is not included at September 30, 1994, 1993, and 1992, respectively. There was no performing real estate owned for fiscal 1996 or 1995.

     (b) Impaired loans included in the nonperforming loans for fiscal 1996 were $3.5 million.

     (c) In-substance foreclosures were not reclassified to loans in accordance with SFAS No. 114 due to the lack of appropriate detail required to make reclassifications.


     There were no loans over 90 days past due that were accruing at September 30, 1996. The Company did not recognize approximately $772,000, $893,000, and $272,000 in interest income during fiscal 1996, 1995, and 1994, respectively, due to interest not accrued or collected on nonperforming loans.

     The decrease in nonperforming assets during fiscal 1996 was due primarily to a decrease in nonperforming commercial loans and a decrease in other real estate owned. At September 30, 1996, there was approximately $6.0 million in performing restructured troubled debt. See notes 3 and 5 of notes to consolidated financial statements and Table 5 of Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations incorporated herein by reference for further information regarding nonperforming loans, troubled debt restructurings and other real estate owned.

     ALLOWANCE FOR LOAN LOSSES. The following is a detailed summary of activity in the allowance for loan losses for the periods indicated.

                                                                 Years Ended September 30,
--------------------------------------------------------------------------------------------------------------
                                            1996            1995          1994           1993           1992
                                           -------         -------       -------        -------        -------
                                                                  (Dollars in thousands)
Balance at beginning of period              $3,622         $3,718         $4,722         $4,802         $5,031
   Allowances acquired in acquisi-
      tions                                     --             --             --            260            748
   Charge offs:
      Commercial                             1,246          1,014          1,221          1,027          2,735
      Consumer                                 476            558            537            457            354
      Residential mortgage                     168            482            356            383            441
                                           -------        -------        -------        -------        -------
         Total charge offs                   1,890          2,054          2,114          1,867          3,530
                                           -------        -------        -------        -------        -------
   Recoveries:
      Commercial                               135             93            205            148            319
      Consumer                                  49             40             89             35             51
      Residential mortgage                      47              3             19             14             65
                                           -------        -------        -------        -------        -------
         Total recoveries                      231            136            313            197            435
                                           -------        -------        -------        -------        -------
   Net Charge offs                           1,659          1,918          1,801          1,670          3,095
                                           -------        -------        -------        -------        -------
   Provisions                                  895          1,822            797          1,330          2,118
                                           -------        -------        -------        -------        -------
Balance at end of period                    $2,858         $3,622         $3,718         $4,722         $4,802
                                           -------        -------        -------        -------        -------
                                           -------        -------        -------        -------        -------
Net charge offs to average loans
   outstanding                               0.36%          0.44%          0.44%          0.40%          0.74%
--------------------------------------------------------------------------------------------------------------

The following table shows the allocation of the allowance for loan losses for the periods indicated.



                                                               At September 30,
------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)       1996                1995               1994(a)             1993(a)             1992(a)
------------------------------------------------------------------------------------------------------------------------
                       Total      (b)%      Total     (b)%      Total     (b)%      Total     (b)%      Total     (b)%
Commercial             $1,352     18.3%     $1,817    20.3%     $2,460    20.0%     $2,857    19.4%     $2,906    21.5%
Residential mortgage      428     54.0         519    48.7         648    46.6         889    46.9       1,129    50.3
Consumer                1,078     27.7       1,286    31.0         610    33.4         976    33.7         767    28.2
                       ------    -----     -------   -----      ------   -----      ------   -----      ------   -----
   Total               $2,858    100.0%     $3,622   100.0%     $3,718   100.0%     $4,722   100.0%     $4,802   100.0%
                       ------    -----     -------   -----      ------   -----      ------   -----      ------   -----
                       ------    -----     -------   -----      ------   -----      ------   -----      ------   -----
------------------------------------------------------------------------------------------------------------------------

(a) In-substance foreclosure loans were not reclassified to loans in accordance with SFAS No. 114 due to lack of appropriate detail to make the required reclassifications.
(b)  Percent of loans in each category to total loans.

For further information, see note 4 of notes to consolidated financial statements.

INVESTMENT ACTIVITIES

     The Bank has authority to invest in various types of liquid assets, including short-term U.S. Treasury obligations and securities of various federal agencies, certificates of deposit at insured banks and savings institutions, bankers' acceptances, and federal funds. Subject to various restrictions, the Bank also may invest a portion of its assets in commercial paper, corporate debt securities, and mutual funds whose assets conform to the investments that the Bank is authorized to make directly.

     It is the Bank's current policy to maintain levels of liquid assets above the minimum required by federal regulations. See "Regulation - Federal Home Loan Bank System." The Bank increases or decreases its liquid investments depending upon the availability of funds and comparative yields on liquid investments in relation to return on loans. The Bank's liquid investments primarily involve bank certificates of deposit and United States Government and agency obligations.

     The Company's investment activities have been principally in mortgage backed and other marketable investment securities. See note 18 of notes to consolidated financial statements.

A summary of investment and mortgage backed securities classified as held-to-maturity and available-for-sale are as follows:


                                                                             September 30,
                                         ------------------------------------------------------------------------------------
                                                    1996                          1995                          1994
                                         ------------------------------------------------------------------------------------
HELD-TO-MATURITY                                          QUOTED                        Quoted                        Quoted
                                          AMORTIZED       MARKET        Amortized       market        Amortized       market
(Dollars in thousands)                      COST           VALUE          cost           value          cost           value
                                         ------------------------------------------------------------------------------------
Investment securities:
United States Government and
related obligations                       $ 27,075       $ 26,844       $ 20,997       $ 20,988       $ 11,671       $ 11,518
Municipal bonds                                247            248          1,251          1,247          1,307          1,297
Certificates of deposit                         --             --             --             --            402            402
FHLB debentures                             20,469         19,852         19,000         19,051         17,000         16,462
Corporate debentures                         1,002          1,002          1,011          1,008          2,020          1,990
                                          --------       --------       --------       --------       --------       --------
  Total investment securities             $ 48,793       $ 47,946       $ 42,259       $ 42,294       $ 32,400       $ 31,669
                                          --------       --------       --------       --------       --------       --------
                                          --------       --------       --------       --------       --------       --------
Mortgage backed securities by issuer:
Fixed rate:
  FHLMC                                   $ 26,679       $ 26,246       $ 36,832       $ 36,541       $ 39,377       $ 37,891
  FNMA                                     165,116        157,792        195,644        190,409        213,099        196,783
  GNMA                                          99             99            128            131          4,573          5,142
Adjustable rate:
  FHLMC                                      3,788          3,620         19,039         19,169         15,844         15,627
  FNMA                                      11,415         11,116         12,348         11,977         13,809         12,776
  GNMA                                      37,759         37,996          6,142          6,439             --             --
                                          --------       --------       --------       --------       --------       --------
Total mortgage backed securities          $244,856       $236,869       $270,133       $264,666       $286,702       $268,219
                                          --------       --------       --------       --------       --------       --------
                                          --------       --------       --------       --------       --------       --------
                                                                             September 30,
                                         ------------------------------------------------------------------------------------
                                                    1996                          1995                          1994
                                         ------------------------------------------------------------------------------------
AVAILABLE-FOR-SALE                                        QUOTED                        Quoted                        Quoted
                                          AMORTIZED       MARKET        Amortized       market        Amortized       market
(Dollars in thousands)                      COST           VALUE          cost           value          cost           value
                                         ------------------------------------------------------------------------------------
Investment securities:
Marketable equity securities              $     --       $      3       $      2       $     31       $      2       $     24
Mutual fund                                     --             --          4,440          4,139          4,208          3,848
                                          --------       --------       --------       --------       --------       --------
  Total investment securities             $     --       $      3       $  4,442       $  4,170       $  4,210       $  3,872
                                          --------       --------       --------       --------       --------       --------
Mortgage backed securities by issuer:
  Other                                   $      1       $      6       $      1       $      7       $      1       $      6
                                          --------       --------       --------       --------       --------       --------
Total mortgage backed securities          $      1       $      6       $      1       $      7       $      1       $      6
                                          --------       --------       --------       --------       --------       --------
Total investment and mortgage
  backed securities available -for- sale  $      1       $      9       $  4,443       $  4,177       $  4,211       $  3,878
                                          --------       --------       --------       --------       --------       --------
                                          --------       --------       --------       --------       --------       --------

See note 2 of notes to consolidated financial statements for further information.

SOURCES OF FUNDS

     GENERAL. Deposit accounts are the principal source of funds for use in lending and other general business purposes. In addition to deposit accounts, funds are derived from loan repayments, sales of loans, loan participations and advances from the FHLB of Boston and from other borrowings, including proceeds from securities sold under agreement to repurchase. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by general interest rates, money market rates, and general economic conditions. Borrowings may be used on a short-term basis to compensate for reductions in normal sources of funds such as deposit inflows at less than projected levels. They may also be used on a longer-term basis to support expanded lending activities. Savings institutions have access to the Federal Reserve Board's discount window under certain circumstances, but to date this has not been a source of borrowing for the Bank.

     In fiscal 1996, the Company's sources of funds consisted of interest on its investment securities portfolio and dividends of $2.7 million received from the Bank. See note 18 of notes to consolidated financial statements.

     DEPOSITS. The Bank has a wide variety of deposit programs designed to attract both short-term and long-term deposits from the general public. The Bank reviews the deposit accounts it offers on a systematic basis in order to determine whether such accounts continue to meet the Bank's and the Company's asset/liability management objectives with respect to their GAP position and maximization of their net interest margin. This review includes an analysis of the cost of funds, the available investment opportunities for the funds, and the profits that would be available to the Bank at that time based on this analysis. The Bank seeks to maximize its net interest income by promoting products which provide the most cost-effective source of funds. In fiscal 1989, the Bank began a direct mail marketing program designed to attract demand deposit accounts.
The program offers seven different types of checking accounts, of which one is totally free of service charges and transaction fees. The intent of the program is to attract core deposit accounts with the purpose of expanding the deposit relationship into other savings, mortgage, and consumer loan products. In August 1995, the New Hampshire branches adopted this same deposit program. In addition to lowering the Bank's cost of funds by increasing lower cost deposit balances, VFB also has increased its demand deposit fee income and improved its employee and branch utilization through this program.

     Although the Bank's primary market areas are in Vermont and New Hampshire, it also draws depositors from Massachusetts, southern Maine, New York, and the Province of Quebec in Canada. As of September 30, 1996, less than 7 percent of the deposit accounts of the Bank were held by persons who reside outside Vermont and New Hampshire.

     The following table presents the maturities of the Company's certificates of deposit in amounts of $100,000 or more at September 30, 1996 by time remaining to maturity. The Bank refrains from attracting large, short-term deposits, especially those with negotiated rates and maturities.


                                                At September 30, 1996
--------------------------------------------------------------------------------
                                               (Dollars in thousands)

          Matures:
          3 months or less                             $5,509
          Over 3 through 6 months                       7,137
          Over 6 through 12 months                      7,943
          Over 12 months                                7,257
                                                      -------
                                                      $27,846
                                                      -------
                                                      -------
--------------------------------------------------------------------------------

     The following tables set forth a summary of the Company's borrowings and interest rates applicable to such borrowings at and for the periods indicated.

                                                     At September 30,
--------------------------------------------------------------------------------
                                                  (Dollars in thousands)
Summary of short term borrowings:                1996      1995      1994
                                                 ----      ----      ----
Year-end balance                               $120,800  $121,132  $ 64,760
Weighted average interest rate                    5.71%     6.01%     4.98%

                                                 Years ended September 30,
                                                 -------------------------
                                                 1996      1995      1994
                                                 ----      ----      ----
Highest month end balance                      $120,800  $140,257  $134,000
Approximate average balance                      98,774   101,034    99,628
Approximate weighted average interest rate        5.81%     5.91%     4.45%
--------------------------------------------------------------------------------

     At September 30, 1996, the Bank had $273,000 outstanding in a capital lease obligation used to purchase certain data processing equipment. The lease is set to expire in August 1998. See note 6 of notes to consolidated financial statements.

REGULATION

SAVINGS AND LOAN HOLDING COMPANY REGULATION

     GENERAL. Under the Home Owners Loan Act (HOLA), as amended by the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (FIRREA), savings and loan holding companies, including the Company, are subject to regulation, supervision and examination by, and the reporting requirements of, the OTS.

     The HOLA prohibits a savings and loan holding company such as Eastern, directly or indirectly, from (i) acquiring control of, or acquiring by merger or purchase of assets, another savings institution or savings and loan holding company without the prior written approval of the OTS; (ii) acquiring more than 5 percent of the issued and outstanding shares of voting stock of another savings institution or savings and loan holding company without prior OTS approval, with certain exceptions; or (iii) acquiring or retaining control of a financial institution that does not have SAIF or BIF insurance of accounts. The HOLA allows the OTS to approve transactions resulting in the creation of multiple savings and loan holding companies controlling savings institutions located in more than one state in both supervisory and non-supervisory transactions, subject to the requirement that, in non-supervisory transactions, the law of the state in which the savings institution to be acquired is located must expressly authorize the proposed acquisition. As a result, the Company may, with the prior approval of the OTS, acquire control of savings institutions located in states other than Vermont and New Hampshire if the acquisition is expressly permitted by the laws of the state in which the savings institution to be acquired is located.

     Transactions engaged in by a savings association or one of its subsidiaries with affiliates of the savings institution are generally subject to the restrictions contained in Sections 23A and 23B of the Federal Reserve Act.
Section 23A imposes both quantitative and qualitative restrictions on such transactions, while Section 23B requires, among other things, that all such transactions be on terms substantially the same, and at least as favorable to the depository institution, as in a comparable transaction with an unaffiliated party.

     RESTRICTIONS ON ACTIVITIES OF SAVINGS AND LOAN HOLDING COMPANIES. As a savings and loan holding company, the Company is prohibited from engaging in any activities other than (i) furnishing or providing management services for the Bank; (ii) conducting an insurance agency or escrow business; (iii) holding, managing, or liquidating assets owned or acquired from the Bank; (iv) holding or managing properties used or occupied by the Bank; (v) acting as trustee under deeds of trust; (vi) engaging in any other activity in which savings and loan holding companies were authorized by regulation to engage as of March 5, 1987; and (vii) engaging in any activity which the Federal Reserve Board by regulation has determined to be permissible for bank holding companies under Section 4(c) of the Bank Holding Company Act (BHCA) (unless the OTS, by regulation, prohibits or limits any such activity for savings and loan holding companies). The activities which the Federal Reserve Board by regulation has permitted for bank holding companies under Section 4(c) of the BHCA generally consist of those activities that the Federal Reserve Board has found to be so closely related to banking or managing or controlling banks as to be a proper incident thereto, and include, among other things, various lending activities, certain real and personal property leasing activities, certain securities brokerage activities, acting as an investment or financial advisor subject to certain conditions, and providing management consulting to depository institutions subject to certain conditions. Prior OTS approval is required to commence any such activity.

     The Company could be prohibited from engaging in any activity (including those otherwise permitted under the HOLA) not allowed for bank holding companies if the Bank failed to constitute a qualified thrift lender. See "Regulation-Savings Institution Regulation - Qualified Thrift Lender Requirement."

     POSSIBLE LIABILITY FOR OBLIGATIONS OF SUBSIDIARIES.    The Federal Deposit
Insurance Corporation Improvement Act of 1991 (FDICIA) requires any company that controls a savings institution that becomes undercapitalized, in connection with the submission of a capital restoration plan by the savings institution, to guarantee that the institution will comply with the plan and to provide appropriate assurances of performance. The aggregate liability of any such controlling company under such guaranty is limited to the lesser of (i) 5 percent of the savings institution's assets at the time it becomes undercapitalized, or (ii) the amount necessary to bring the savings institution into capital compliance as of the time the institution fails to comply with the terms of its capital plan.

SAVINGS INSTITUTION REGULATION

     GENERAL. As a SAIF-insured savings institution, the Bank is subject to supervision and regulation by the OTS. Under OTS regulations, the Bank is required to obtain audits by independent accountants and to be examined periodically by the OTS. Examinations must be conducted no less frequently than every 12 months. The Bank is subject to assessments by the OTS and FDIC to cover the costs of such examinations. The OTS may revalue assets of the Bank, based upon appraisals, and require the establishment of specific reserves in amounts equal to the difference between such revaluation and the book value of the assets. The OTS also is authorized to promulgate regulations to ensure the safe and sound operations of savings institutions and may impose various requirements and restrictions on the activities of savings institutions. FIRREA requires that the regulations and policies of the OTS for the safe and sound operations of savings institutions be no less stringent than those established by the Office of the Comptroller of the Currency (OCC) for national banks.

     CAPITAL REQUIREMENTS. The capital standards established by the OTS for savings institutions must generally be no less stringent than those applicable to national banks. The OTS has adopted capital standards under which savings associations must maintain (i) "core capital" in an amount not less than 3 percent of adjusted total assets, (ii) "tangible capital" in an amount not less than 1.5 percent of total adjusted assets, and (iii) risk-based capital equal to
8.0 percent of risk-weighted assets.

     Under OTS regulations, "core capital" includes common stockholders' equity, noncumulative perpetual preferred stock and related surplus, and minority interests in the equity accounts of consolidated subsidiaries, less intangible assets and the lesser of the fair market value or 90 percent of the fair market value of readily marketable PMSRs, subject to certain conditions. The term "tangible capital" is defined as core capital minus intangible assets, provided, however, that savings institutions may include 90 percent of the fair market value of readily marketable PMSRs as tangible capital, subject to certain conditions. Total capital, for purposes of the risk-based capital requirement, equals the sum of core capital plus supplementary capital (which includes, among other items, perpetual preferred stock not counted as core capital, limited life preferred stock, subordinated debt, and general loan and lease loss allowances up to 1.25 percent of risk-weighted assets less certain deductions). The amount of supplementary capital that may be counted towards satisfaction of the total capital requirement may not exceed 100 percent of core capital, and OTS regulations require the maintenance of a minimum ratio of core capital to total risk-weighted assets of 4.0 percent. In determining total risk-weighted assets for purposes of the risk-based requirement, (i) each off-balance sheet asset must be converted to its on-balance sheet credit equivalent amount by multiplying the face amount of each such item by a credit conversion factor ranging from 0 percent to 100 percent (depending upon the nature of the asset),
(ii) the credit equivalent amount of each off-balance sheet asset (after giving effect to the calculation in clause (i) above) and the book value of each on-balance sheet asset must be multiplied by a risk factor ranging from 0 percent to 100 percent (again depending upon the nature of the asset), and (iii) the resulting amounts are added together with total assets and constitute total risk-weighted assets.

     In determining compliance with the capital standards, a savings institution must deduct from core capital its entire investment in and loans to any subsidiary engaged as principal in activities not permissible for a national bank, other than subsidiaries (i) engaged in such non-permissible activities solely as agent for their customers; (ii) engaged in mortgage banking activities, or (iii) that are themselves savings institutions, or companies the only investment of which is another savings institution acquired prior to May 1, 1989.

     At September 30, 1996, the Bank exceeded required minimum levels of regulatory capital. See "Selected Financial Data," "Management's Discussion and Analysis of Financial Condition and Results of Operations - Stockholders' Equity," and note 11 of notes to consolidated financial statements.

     FDICIA defines an institution as either well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, or critically undercapitalized, imposing progressively more scrutiny and restrictions on an institution with less favorable capitalizations. The definitions are based on an institution's ability to meet all of the capitalization requirements imposed on the institution by its primary federal regulator, in the case of the Bank, the OTS. Well capitalized institutions and adequately capitalized institutions are defined to be institutions which exceed, or simply meet, all relevant capital requirements, respectively. Undercapitalized and significantly undercapitalized are defined to be institutions which fail to meet, or significantly fail to meet, all such capital requirements, respectively. The level of capital below which an institution is deemed to be critically undercapitalized may not be less than 2 percent of total assets nor more than 65 percent of the required minimum level of capital under the leverage limit. The Bank was defined as well capitalized as of September 30, 1996.

     The OTS has promulgated regulations under FDICIA requiring savings associations classified as adequately capitalized to have (i) a ratio of total capital to risk-weighted assets of 8.0 percent or greater, (ii) a ratio of core capital to risk-weighted assets of 4.0 percent or greater, and (iii) a ratio of core capital to adjusted total assets of either (A) 4.0 percent or greater, or
(B) 3.0 percent or greater if the savings association is rated composite 1 under the CAMEL rating system in the most recent examination of the savings association. Savings associations which fail the foregoing capitalization requirements are subject to prompt corrective action, as described below. Capital requirements higher than the generally applicable minimum institution requirements may be established for a particular savings institution if the OTS determines that the institution's capital was or may become inadequate in view of its particular circumstances. The management of the Bank does not anticipate that the prompt corrective action required under the FDICIA for undercapitalized institutions will have a material impact upon the operations of the Bank as long as current capital levels are maintained.

     The OTS has published a description of the methodologies used in calculating an interest rate risk component for the risk-based capital requirement. FDICIA requires that those methodologies take adequate account of
(i) interest rate risk, (ii) concentration of credit risk, (iii) the risks of nontraditional activities, and (iv) the actual performance and expected risk of loss on multi-family mortgages.

     Any insured depository institution which falls below the minimum capital standards will be subject to numerous restrictions and possibly severe administrative sanctions, including closure.

     QUALIFIED THRIFT LENDER REQUIREMENT. In order for the Bank to exercise the powers granted to federally chartered savings institutions and maintain full access to FHLB advances, it must constitute a "qualified thrift lender" (QTL). This requires its qualified thrift investments to continue to equal or exceed 65 percent of portfolio assets on a monthly average basis in 9 out of every 12 months. QTL status is determined monthly for the preceding 12-month period. Qualified thrift investments generally consist of (i) various housing related loans and investments (such as residential construction and mortgage loans, home improvement loans, mobile home loans, home equity loans and mortgage backed securities), (ii) certain obligations of the FSLIC, the FDIC, the FSLIC Resolution Fund, and the Resolution Trust Corporation (RTC) (for limited periods of time), and (iii) shares of stock issued by any Federal Home Loan Bank, the Federal Home Loan Mortgage Corporation, or the Federal National Mortgage Corporation (shares of stock of the latter two entities not to exceed 20 percent of an association's portfolio assets). Other types of housing related assets, together with certain consumer loans, may be categorized as qualified thrift investments in an amount not to exceed 20 percent in the aggregate of portfolio assets. For purposes of the QTL test, the term "portfolio assets" means the savings institution's total assets minus goodwill and other intangible assets, the value of property used by the savings institution to conduct its business, and liquid assets held by the savings institution in an amount up to 20 percent of its total assets.

     OTS regulations provide that any savings institution that fails to constitute a QTL must either convert to a bank charter, other than a savings bank charter (but must retain its SAIF insurance until its conversion to BIF membership), or limit its future investments and activities (including branching and payments of dividends) to those permitted for both savings institutions and national banks. Additionally, any such savings institution that does not convert to a bank charter will be ineligible to receive further FHLB advances and, beginning three years after the loss of QTL status, will be required to repay all outstanding FHLB advances and dispose of or discontinue any preexisting investment or activities not permitted for both savings institutions and national banks. Further, within one year of the loss of QTL status, the holding company of a savings institution that does not convert to a bank charter must register as a bank holding company and will be subject to all statutes applicable to bank holding companies. Management of the Bank does not anticipate any difficulty in meeting the 65 percent QTL test under current conditions.

     As a result in the Deposit Insurance Funds Act of 1996 the Secretary of the Treasury is to review recommendations in 1997 for the establishment of a common charter for banks and savings associations. Accordingly, the Bank may be required to convert its federal savings bank charter to either a national bank charter, a state depository institution charter, or a newly designed charter. The Company may also become regulated at the holding company level by the Board of Governors of the Federal Reserve System (Federal Reserve) rather than by the OTS. Regulation by the Federal Reserve could subject Eastern to capital requirements that are not currently applicable to the Company as a holding company under OTS regulation and may result in statutory limitations on the type of business activities in which the Company may engage at the holding company level, which business activities currently are not restricted. The Company is unable to predict whether such initiatives will result in enacted legislation requiring a charter change and if so whether the charter change would significantly impact the Company's operations.

     LIQUIDITY. Savings institutions are required to maintain an average daily balance of liquid assets (including cash, certain time deposits, certain bankers' acceptances, certain corporate debt securities and highly rated commercial paper, securities of certain mutual funds and specified United States government, state or federal agency obligations) equal to a monthly average of not less than a specified percentage of the average daily balance of the savings institution's net withdrawable deposits plus short-term borrowings. Under HOLA, this liquidity requirement may be changed from time to time by the OTS to any amount within the range of 4 percent to 10 percent depending upon economic conditions and the deposit flows of member institutions. The liquidity requirement currently is 5 percent. Savings institutions also are required to maintain an average daily balance of short-term liquid assets at a specified percentage (currently 1 percent) of the total of the average daily balance of its net withdrawable deposits and short-term borrowings. At September 30, 1996, the Bank was in compliance with these liquidity requirements.

     LOANS TO ONE BORROWER LIMITATIONS. The HOLA requires savings institutions to comply with the loans to one borrower limitations applicable to national banks, subject to various exceptions and additional provisions for the financing of sales of OREO and other items. In general, national banks may make loans to one borrower in amounts up to 15 percent of the bank's unimpaired capital and surplus, plus an additional 10 percent of capital and surplus for loans secured by readily marketable collateral. At September 30, 1996, the Bank had loans to one borrower limits of approximately $8.9 million.

     COMMERCIAL REAL PROPERTY LOANS. The HOLA limits the aggregate amount of commercial real estate loans that a federal savings institution may make to an amount not in excess of 400 percent of the savings institution's capital, subject to the discretion of the OTS, but does not require divestiture of loans made prior to 1989.

     LIMITATION ON CAPITAL DISTRIBUTIONS. OTS regulations limiting capital distributions by savings associations (including dividends, stock repurchases and cash-out mergers) classify every savings association as a tier 1 institution, a tier 2 institution, or a tier 3 institution, depending on its level of regulatory capital both before and after giving effect to a proposed capital distribution. A tier 1 institution (i.e., one that both before and after a proposed capital distribution has net capital equal to or in excess of its fully phased-in regulatory capital requirement applicable as of January 1, 1995) may, subject to any otherwise applicable statutory or regulatory requirements or agreements entered into with the regulators, make capital distributions in any calendar year up to the higher of (i) 75 percent of its net income over the most recent four quarter period or (ii) 100 percent of its net income to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (i.e., the percentage by which the association's capital-to-assets ratio exceeds the ratio of its fully phased-in capital requirement to its assets) at the beginning of the calendar year. No regulatory approval of the capital distribution is required, but prior notice must be given to the OTS.
For purposes of this regulation, as of September 30, 1996, the Bank was a tier 1 institution.

     LIMITATION ON EQUITY RISK INVESTMENTS. Under applicable regulations, savings institutions are generally prohibited from investing directly in equity securities and real estate (other than that used for offices and related facilities or acquired through, or in lieu of, foreclosure or on which a contract purchaser has defaulted). In addition, OTS regulations limit the aggregate investment by savings institutions in certain equity risk investments, including equity securities, real estate, service corporations and operating subsidiaries and loans for the purchase of land and construction loans made after February 27, 1987 on non-residential properties with loan-to-value ratios exceeding 80 percent. At September 30, 1996, the Bank was in compliance with the requirements of the equity risk investment limitations.

INTERSTATE BANKING

     National reciprocal interstate banking became effective in Vermont in 1990. This legislation permits an out-of-state bank holding company to acquire control of a Vermont bank or bank holding company, subject to the approval of the Commissioner of Banking, if the law of the state in which the out-of-state bank holding company has its greatest concentration of deposits permits reciprocal acquisitions by Vermont institutions.

     National reciprocal interstate banking became effective in New Hampshire in 1990. This legislation permits an out-of-state bank or bank holding company to establish new banks or affiliate with existing banks and bank holding companies in New Hampshire. The legislation establishes procedures for the creation of new banks in New Hampshire and the acquisition of five percent or more of a New Hampshire bank or bank holding company by an out-of-state bank or bank holding company, including an application requirement to the New Hampshire Board of Trust Company Incorporation.

     The Riegle-Neal Interstate Bank and Branching Efficiency Act of 1994 (the Interstate Banking Act), enacted in September 1994, eliminated many barriers to interstate acquisitions by bank holding companies commencing in 1995, and will eliminate many barriers to interstate branching commencing in 1997, subject to the right of individual states to opt out of certain provisions of the Interstate Banking Act in these regards.

     Commencing in September 1995, bank holding companies which meet specified capital and management adequacy standards are eligible to acquire banks in other states. Until 1997, except for transactions which could have been made prior to enactment of the Interstate Banking Act, an interstate holding company system will need to retain a separate bank charter in each state where its subsidiaries conduct banking business. Various restrictions on such acquisitions will still apply after 1995, including (1) federal and state antitrust laws, as currently in effect; (2) prohibitions on a single holding company system accounting for more than 10 percent of all deposits nationwide or, subject to various opt-in and opt-out provisions for individual states on a nondiscriminatory basis, accounting for 30 percent or more of deposits in any state; (3) state-imposed prohibitions on acquiring banks within up to five years after they commence operations; and (4) compliance by the acquiror with Community Reinvestment Act
(CRA) and fair lending laws.

     Commencing on June 1, 1997, banks will be permitted to cross state lines to merge with other banks, subject to the ability of individual states to adopt various nondiscriminatory opt-in and opt-out provisions. Vermont adopted an accelerated opt-in provision effective May 30, 1996 and therefore, after such date banks outside Vermont can merge with banks located in Vermont provided that such bank's jurisdiction of incorporation provides similar interstate banking provisions. New Hampshire did not adopt an accelerated opt-in provision, therefore, the opt-in provision becomes effective June 1, 1997. Antitrust and anticoncentration restrictions will apply as described above. It will not be necessary to keep multiple state charters in effect or to have a holding company system. Generally, all banks that are parties to a proposed post-1997 merger must satisfy applicable CRA, management quality, and capital adequacy standards.

     DE NOVO branching across state lines will be permissible if the host state has a law expressly permitting out-of-state banks to establish DE NOVO branches in such state, commencing in 1997, state laws restricting branching within a state will continue to apply to both federally chartered and state chartered institutions. States may also impose instate standards in such areas as CRA, fair lending, and consumer protection.

     The Vermont, New Hampshire, and federal legislation may significantly increase the competition faced by the Bank over time.

INSURANCE OF DEPOSITS

     Federal deposit insurance is required for all federal and state chartered savings institutions. Savings institutions' deposits are insured to a maximum of $100,000 for each insured depositor by the SAIF. As a SAIF-insured institution, the Bank is subject to regulation and supervision by the FDIC.

     Pursuant to FDICIA, the FDIC has promulgated regulations establishing a risk-based assessment system for the insurance premiums payable to SAIF by members based on the institution's perceived risk to the SAIF. The FDIC determines the institution's deposit premiums according to the following two-step process. First, the institution will be designated either (i) well capitalized, (ii) adequately capitalized, or (iii) undercapitalized based on the same capital standards used by the OTS in determining whether "prompt corrective action" is required under FDICIA. Next, the institution is further subcategorized on the basis of other relevant factors such as the review of the institution by its primary regulators and an analysis of the institution's financial statements to determine whether the institution poses either (i) little risk, (ii) demonstrated weaknesses, or (iii) high risk. Deposit premiums will be the highest for high risk, undercapitalized institutions and the lowest for little risk, well capitalized institutions. The assessment imposed on the Bank may vary depending on SAIF revenue and expense levels, the risk classification applied to the Bank, and FDIC policy.

     Legislation was signed into law on September 30, 1996 in order to recapitalize the SAIF. Depository institutions were assessed a rate of 65.7 basis points per $100 of SAIF assessable deposits as of March 31, 1995. The one-time special assessment was due on October 1, 1996 and payable on November 27, 1996. The Bank was assessed $3.8 million (pretax).

     The FDIC is proposing lower insurance premium rates on SAIF insured deposits scheduled to become effective January 1, 1997. The proposed rates range from 0 to 27 basis points based upon the strength of the institution.
The new rates could be effective October 1, 1996 for those institutions not subject to FICO assessments. Beginning January 1, 1997 until December 31, 1999, BIF insured institutions will pay an annual rate of approximately 1.29 basis points for every $100 of domestic deposits as FICO assessments. Likewise, SAIF insured institutions will pay an annual rate of approximately 6.44 basis points for every $100 of domestic deposits. Beginning in 2000, both banks and thrifts will pay an equal rate of 2.43 basis points per $100 of domestic deposits. BIF and SAIF would be merged on January 1, 1999 provided the bank and savings association charters are merged by that date.

FEDERAL HOME LOAN BANK SYSTEM

     The Federal Home Loan Bank System consists of 12 regional FHLBs, each subject to supervision and regulation by the Federal Housing Finance Board (the
FHFB). The FHLBs provide a central credit facility for member savings institutions. The Bank, as a member of the FHLB of Boston, owns specified amounts of capital stock in that FHLB. The maximum amount which the FHLB of Boston will advance fluctuates from time to time in accordance with changes in policies of the FHFB and the FHLB of Boston, and the maximum amount generally is reduced by borrowings from any other source and predicated on the institution's continued compliance with the QTL definition. See "Regulation - Savings Institution Regulation - Qualified Thrift Lender Requirement."

FEDERAL RESERVE SYSTEM

     Federal Reserve Board regulations require savings institutions to maintain nonearning reserves against their transaction accounts (primarily NOW and regular checking accounts) and nonpersonal time deposits (those which are transferable or held by a person other than a natural person) with an original maturity of less than 1 1/2 years. At September 30, 1996, the Bank was in compliance with these requirements. These reserves may be used to satisfy liquidity requirements imposed by the OTS. Because required reserves must be maintained in the form of vault cash or a non-interest-bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce the amount of the institution's interest-earning assets.

     Savings institutions also have the authority to borrow from the Federal Reserve "discount window" after they have exhausted all FHLB sources. FDICIA places limitations upon a Federal Reserve Bank's ability to extend advances to undercapitalized and critically undercapitalized depository institutions, including a prohibition on advances outstanding to an undercapitalized institution for more than 60 days in any 120-day period.

TAXATION

     FEDERAL. The Company, on behalf of itself and its subsidiaries, files a September 30 tax year consolidated federal income tax return and reports income and expenses under the accrual method of accounting.

     Under the applicable provision of the Internal Revenue Code of 1986, as amended and in effect on December 15, 1996, savings institutions generally are taxed in the same manner as other corporations. Historically, however, qualifying savings institutions, such as the Bank, that met certain definitional tests relating to the nature of their supervision, income, assets, and business operations, were allowed to establish a reserve for bad debts and each tax year were permitted to deduct reasonable additions to that reserve on "qualifying real property loans" using the more favorable of two alternative methods: (i) a method based on the institution's actual loss experience (the "experience method") or (ii) a method based on a specified percentage of the institution's taxable income (the "percentage of taxable income method"). "Qualifying real property loans" were, with certain exceptions, loans secured by interests in improved real property or secured by interests in real property which was to be improved out of the proceeds of such loans. The addition to the reserve for nonqualifying loans was computed under the experience method.

     Under the percentage of taxable income method, a qualifying institution could deduct 8 percent of its modified taxable income for any taxable year, subject to certain limitations. Under the experience method, a qualifying savings institution could deduct an amount based on average yearly loan losses over the current and the previous five taxable years, subject to certain limitations. In the fiscal year 1996, the Bank used the experience method due to the amount of its loan charge-offs. See notes 4 and 10 of notes to consolidated financial statements.

     In August, 1996, provisions repealing certain thrift bad debt rules were passed by Congress as part of "The Small Business Job Protection Act of 1996." These provisions generally eliminated the rules described above for tax years beginning after December 31, 1996. Therefore, for tax years ending on or after September 30, 1997, the Bank will calculate its bad debt deduction based upon the level of loan charge-offs actually incurred for tax purposes during these years. Furthermore, the Bank will have to recapture its applicable excess reserves over a six-year period pursuant to provisions passed as part of the legislation. In general, the Bank's applicable excess reserves will be equal to its tax reserves as of September 30, 1996, less its tax reserves as of the close of its base year on September 30, 1988. Deferred taxes have been provided for this liability, and, therefore, no additional financial statement charge will occur as a result of this recapture.

     In general, distributions that the Bank makes to the Company in excess of its current and accumulated earnings and profits would be considered to be made wholly or partly out of the Bank's frozen base year's tax reserves for which no deferred taxes have been provided. Such distributions out of the Bank's frozen tax year's tax reserve generally would be included in the Bank's taxable income. Distributions in redemption of stock or in complete or partial liquidation of the Bank generally will be treated as being made first out of the Bank's frozen base year's tax reserves, then out of the Bank's current and accumulated earnings and profits, and then out of such amounts as may be proper.

     The Company's federal income tax returns have been examined and audited or closed without audit by the Internal Revenue Service for tax years through September 30, 1993.

     STATE. Vermont imposes a monthly franchise tax on savings institutions that generally is equal to 0.000040 of the average monthly deposit for such taxable month held in Vermont by the savings institution. The tax is payable quarterly and is subject to certain limitations and minimums set forth in the applicable statute.

     The Company is subject to Vermont non-bank corporate income tax at a maximum rate of 8.25 percent of Vermont net income allocated or apportioned to Vermont, subject to certain limitations and minimums set forth in the applicable statute. For this purpose, Vermont net income generally is equal to federal taxable income with certain adjustments.

     New Hampshire imposes a business profits tax on business organizations which subjects the taxable business profits of such organizations allocable to New Hampshire to a 7 percent tax. Taxable business profits are computed with reference to federal taxable income, subject to apportionment to New Hampshire and certain other adjustments, set forth in the applicable statute. The business profits tax may be reduced (but not below zero) by a credit for Business Enterprise taxes paid. The New Hampshire Business Enterprise Tax (BET) generally applies to companies subject to the business profits tax, and is imposed on a separate company basis. The tax is calculated at .25 percent of the sum of compensation expense, interest expense, and dividends paid, subject to apportionment to New Hampshire and certain other adjustments.

                        EXECUTIVE OFFICERS OF THE COMPANY

     The following table sets forth certain information with respect to the executive officers of the Company at September 30, 1996. All officers serve at the discretion of the Board of Directors, and there are no arrangements or understandings regarding any such person's term of office as an officer, except that Mr. Cobb has an employment contract with the Company pursuant to which he serves as an officer of the Company and Mr. Humphrey has an employment contract with the Company and the Bank pursuant to which he serves as an officer of those companies.

                            Age at
                         September 30,
Name                         1996            Position(s) Held With the Company
--------------------------------------------------------------------------------

John A. Cobb                  52             President and Chief Executive
                                             Officer; Chief Executive Officer
                                             of the Bank

E. David Humphrey             54             Executive Vice President; President
                                             and Chief Operating Officer
                                             of the Bank

Janine K. Pinel               30             Chief Financial Officer and Vice
                                             President

Robert K. Hamme               54             Treasurer and Corporate Secretary;
                                             Senior Vice President of the Bank
--------------------------------------------------------------------------------

     Information concerning the principal occupations of the executive officers of the Company during at least the last five years is set forth below.

     John A. Cobb was elected president, chief operating officer, and a director of the Company in August 1988, and in February 1989 Mr. Cobb became the Company's chief executive officer. He also currently serves as chief executive officer and as a director of the Bank. He has a Bachelors degree from West Virginia University and is a Certified Public Accountant.

     E. David Humphrey joined the Bank on November 30, 1991 and during fiscal 1992 began serving as its president and chief operating officer. He also serves on the Bank's and the Company's boards of directors. Before joining the Bank, he served as president, chief executive officer, and a director of Eureka Savings Bank in Overland Park, Kansas from 1988 through 1991. He holds a Bachelor of Science degree in Business Administration from West Virginia University.

     Janine K. Pinel joined the Company in June 1994 as vice president of accounting. In February 1995, Mrs. Pinel became the chief financial officer of the Company. Prior to joining the Company, Mrs. Pinel had been employed by Schering Plough Corporation in New Jersey from April 1992 through February 1993 and by Ernst & Young LLP from August 1988 through April 1992. She holds a Bachelor of Science degree from Clemson University and is a Certified Public Accountant. Mrs. Pinel is a member of the Vermont Society of CPAs, the American Institute of CPAs, the Financial Executives Institute, and the National Association for Female Executives.

     Robert K. Hamme is a senior vice president, chief financial officer and corporate secretary of the Bank. He also serves as treasurer and corporate secretary of the Company. Before joining the Bank in March 1993, he served as senior vice president, treasurer and corporate secretary of Bank of Vermont in Burlington, Vermont. He is a Certified Public Accountant and a member of both the Pennsylvania and Vermont Society of Certified Public Accountants. Mr. Hamme is a graduate of Susquehanna University, with a Bachelor of Science degree in Accounting.

ITEM 2.  PROPERTIES

     The Company's headquarters are located at 537 Central Avenue, Dover, New Hampshire 03820. The Bank's main office is located at 282 Williston Road, Williston, Vermont 05495. At September 30, 1996, the Bank had 15 branch offices in Vermont, including its main office, all of which have ATMs, and two remote site ATMs; and nine branch offices in New Hampshire, eight of which had ATMs, and one remote site ATM. The Bank continually considers the strategic value of additional branch offices and remote service locations. The decision to apply for regulatory approval of such additional facilities depends upon management's assessment of marketing and economic conditions, the availability of suitable locations and the proximity of branches of competing institutions. Management believes its existing facilities are currently adequate to conduct the Company's business.

     The following table sets forth certain information with respect to each of the Bank's offices. At September 30, 1996, the total net carrying value of the offices owned by the Bank and the leasehold improvements of leased offices was $8.2 million.


                                                Owned           Lease       Net Carrying Value        Branch
                               Date opened        or         Expiration            as of            Office Area
Location                       or acquired      Leased          Date        September 30, 1996      by Sq. Ft.
----------------------------------------------------------------------------------------------------------------
(dollars in thousands)
VERMONT

Williston (main office)          1990           Leased           2000            $   247              40,000
Burlington                       1976           Leased           2003                356               7,227
Rutland (ATM only)               1969           Leased           1996                  3               2,140
Montpelier                       1972           Owned              -                 232               6,600
Essex Junction                   1976           Leased           1998                109               1,505
Vergennes                        1972           Leased           2000                 18               2,000
St. Albans                       1979           Owned              -                 374               4,893
North Avenue
 (Burlington)                    1980           Owned              -                 301               1,656
Williston Road
 (South Burlington)              1981           Owned              -                 558               3,400
Randolph                         1981           Leased           1997                 14               1,248
Middlebury                       1981           Owned              -                 157               2,940
Windsor                          1983           Owned              -                 137               4,100
Shelburne (ATM only)             1985           Leased           1998                 15                 200
Bennington                       1988           Owned              -                 393               4,100
Colchester                       1989           Leased           1998                 27               2,100
Rutland-Woodstock                1988           Owned              -                 603               6,000
Rutland - Route 7                1996           Ground lease     2005                652               3,500
Hurricane Lane (Williston        1996           Leased           2000                193              18,500
           non-branch office)

NEW HAMPSHIRE

Dover                            1992           Owned              -               1,049              15,742
Dover (ATM only)                 1992           Ground lease     1997                 13                 204
Durham                           1992           Ground lease     2003                 73               3,123
Tilton                           1991           Owned              -                 128               5,118
Exeter (main office)             1962           Owned              -               1,260              10,908
Exeter (branch)                  1977           Owned              -                 217               1,364
Stratham                         1979           Owned              -                 297               3,644
Raymond                          1979           Owned              -                 272               3,644
Hampstead                        1980           Owned              -                 292               3,644
Franklin                         1982           Owned              -                 161               4,350
                                                                                  ------
                                                                                  $8,151
                                                                                  ------
                                                                                  ------
----------------------------------------------------------------------------------------------------------------

     The Bank owns and leases computers, peripheral equipment, and terminals which are used for the purpose of providing data processing service to the Bank. The net book value at September 30, 1996 of the computer equipment owned was approximately $3.5 million.

ITEM 3.  LEGAL PROCEEDINGS

     None.


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     From August 4, 1986 to April 30, 1995, the common stock of the Company traded on the Nasdaq National Market under the symbol "VFBK." Effective May 1, 1995, the Company changed its Nasdaq National Market symbol to "EBCP."

     The following table sets forth market price information (last reported sales price) for the common stock of the Company for the periods indicated. All per share information has been adjusted to reflect the Company's June 19, 1996 three-for-two stock split paid to stockholders of record on June 5, 1996.



                                                   Cash dividend       Stock price         Stock price
Fiscal Year                                             paid               high                low
------------------------------------------------------------------------------------------------------
1996:
   Fourth quarter ended September 30, 1996              $.14              $22.25              $16.00
   Third quarter ended June 30, 1996                     .12               17.67               15.17
   Second quarter ended March 31, 1996                   .12               17.50               15.67
   First quarter ended December 31, 1995                 .11               19.67               14.67
------------------------------------------------------------------------------------------------------
1995:
   Fourth quarter ended September 30, 1995              $.08              $16.00              $14.17
   Third quarter ended June 30, 1995                     .07               15.00               12.33
   Second quarter ended March 31, 1995                   .07               14.33               12.50
   First quarter ended December 31, 1994                 .03               14.83               10.83
------------------------------------------------------------------------------------------------------
1994:
   Fourth quarter ended September 30, 1994              $.03              $16.33              $13.33
   Third quarter ended June 30, 1994                     .03               15.67               10.25
   Second quarter ended March 31, 1994                   .03               12.33               10.42
   First quarter ended December 31, 1993                 .02               12.50                9.50
------------------------------------------------------------------------------------------------------

     Payment of cash dividends in future periods is subject to, among other things, Company earnings, tax and regulatory considerations, and certain contractual restrictions in the Merger Agreement.

ITEM 6.  SELECTED FINANCIAL DATA

                            SELECTED FINANCIAL DATA

     The following tables summarize certain selected consolidated financial data of the Company at the dates or for the periods indicated. This information should be read in conjunction with the consolidated financial statements and notes thereto. See also Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."


FINANCIAL CONDITION                                       At September 30,
---------------------------------------------------------------------------------------------------------
 AND OTHER DATA:                       (Dollars in thousands, except per share amounts)

                                   1996           1995           1994           1993        1992 (a)
                                   ----           ----           ----           ----        --------
Total assets                    $868,678       $846,085       $819,236       $776,504       $739,263
Investment and mortgage
  backed securities              305,701        319,056        325,612        283,494        243,861
FHLB stock                         9,283          9,283          8,923          7,514          7,411
Net loans                        488,786        453,992        418,859(b)     417,302(b)     422,574(b)
Allowance for  loan losses         2,858          3,622          3,718          4,722          4,802
Nonperforming assets              12,004         16,784         14,569         25,559         27,304
Excess of cost over net
  assets acquired                  3,528          3,908          4,290          4,670          5,111
Deposits                         641,286        616,350        584,389        571,954        573,183
Borrowings                       153,909        161,882        171,988        142,874        109,743
Stockholders' equity              63,580         60,983         57,203         54,683         49,968
Stockholders' equity per share     17.41          17.07          16.15          15.66          14.49
Number of banking offices             25             23             23             23             23


                                                        Years Ended September 30,
---------------------------------------------------------------------------------------------------------
OPERATING DATA:
                                   1996          1995            1994           1993         1992(a)
                                   ----          ----            ----           ----         -------
Interest income                   61,273        $60,098        $51,546        $49,066        $49,898
Interest expense                  32,340         32,218         25,613         25,881         30,427
                                  ------         ------         ------         ------         ------
Net interest income               28,933         27,880         25,933         23,185         19,471
Provision for loan losses            895          1,822            797          1,330          2,118
Gain (loss) on sale of
  investment and mortgage
  backed securities net              808             --            443            (40)           295
Other non-interest income         10,465         10,017          7,579          8,248          8,050
Other real estate owned
  operations expense               1,358          3,054          2,726          4,122          4,349
Other non-interest expense        32,594         26,479         24,466         22,349         19,819
                                  ------         ------         ------         ------         ------
Income before taxes and
  accounting change                5,359          6,542          5,966          3,592          1,530
Federal and state tax expense      2,055          2,347          2,307            878            513
Cumulative effect of accounting       --             --             --          1,000             --
  change                          ------         ------         ------         ------         ------
Net income                        $3,304         $4,195         $3,659         $3,714         $1,017
                                  ------         ------         ------         ------         ------
                                  ------         ------         ------         ------         ------
Net income per common
  and common equivalent
  share before cumulative
  effect of accounting change      $0.87          $1.13          $1.00          $0.77          $0.29

Net income per common
  and common equivalent share       0.87           1.13           1.00           1.05           0.29
Cash dividends paid
  per share (c)                     0.49           0.24           0.10           0.07           0.05
Dividend payout ratio              56.32%         21.30%         10.00%          6.96%         18.18%

Increase (decrease) in deposits  $24,936        $31,961        $12,435        $(1,229)      $103,143
---------------------------------------------------------------------------------------------------------


OPERATING DATA:                                      Years Ended September 30,
---------------------------------------------------------------------------------------------------------
(continued)
                                   1996           1995           1994           1993         1992(a)
                                   ----           ----           ----           ----         -------
Loans originated:
Mortgage                        $163,255       $ 95,195       $177,088       $198,033       $182,827
Consumer                          38,219         32,560         52,702         45,527         40,799
Commercial                        13,585         34,931         16,524         12,243          6,531
Total loans originated
  and purchased                  268,131        174,612        247,933        279,066        244,452
Loans sold or securitized
  and sold                       139,339         61,021        148,767        196,076        160,506
Loans serviced for others        647,653        563,021        666,732        617,984        438,077
Loans purchased or acquired       53,072         11,926          1,619         23,263         70,497



SIGNIFICANT STATISTICAL                                Years Ended September 30,
---------------------------------------------------------------------------------------------------------
 DATA:
                                    1996          1995           1994           1993         1992(a)
                                   ----           ----           ----           ----         -------
Combined yield on loan,
  investment and mortgage
  backed security portfolio         7.94%          7.83%          7.07%          7.18%          8.46%
Total cost of funds                 4.54           4.49           3.70           3.93           5.34
Interest rate spread (d)            3.40           3.34           3.37           3.25           3.12
Net interest margin (e)             3.75           3.63           3.55           3.40           3.30

Return on average assets            0.40           0.50           0.46           0.49           0.16
Return on average equity            5.20           6.95           6.60           7.15           2.06
Average equity to average
  assets                            7.64           7.26           6.94           6.89           7.54
---------------------------------------------------------------------------------------------------------


                                                     REGULATORY CAPITAL OF SUBSIDIARY
(Dollars in thousands)                                    At September 30, 1996
VERMONT FEDERAL BANK                    ACTUAL                       REQUIRED                EXCESS
---------------------------------------------------------------------------------------------------------
Core                             $56,152      6.5%             $25,819      3.0%             $30,333
Tangible                          56,152      6.5               12,909      1.5               43,243
Risk-based                        58,929     12.3               38,276      8.0               20,653
---------------------------------------------------------------------------------------------------------

(a) All 1992 information includes results of acquisitions by FS during fiscal 1992. See Item 1, General, under the heading "Rockingham Bancorp and First Savings of New Hampshire."
(b) In-substance foreclosure loans were not reclassified to loans in accordance with SFAS No. 114 because of the lack of appropriate detail to make required reclassifications.
(c) The quarterly cash dividend paid to stockholders was increased from $0.01 per share to $0.02 per share in January 1993, increased to $0.03 per share in January 1994, increased to $0.07 per share in January 1995, increased to $0.08 per share in July 1995, increased to $0.11 per share in November 1995, increased to $0.12 per share in January 1996, and increased to $0.14 per share in July 1996.
(d) Difference between combined yield on loan, investment and mortgage backed securities portfolios, and total cost of funds.
(e)  Net interest income divided by average earning assets.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Management's discussion and analysis should be read in conjunction with the consolidated financial statements, the notes thereto and other financial and statistical information contained in this Annual Report on Form 10-K.

     During fiscal 1996, the Company operated as the nondiversified unitary savings and loan holding company of the Bank. The Company also owns VSC, a real estate development company, which together with its subsidiary company, VECC, is a joint venture partner in the ownership of development rights in a mobile home development known as "Williston Woods."

     The Company conducted its fiscal 1996 business primarily through the Bank, which provided retail banking services to customers in its geographic regions. The Bank operated fifteen branch locations in Vermont, including six in Chittenden County, which is the state's most populous county, and operated ten branch locations in New Hampshire, seven of which are in the New Hampshire seacoast region. The Bank offered a variety of checking, savings, and certificate of deposit products to meet its customers' deposit needs. The Bank used such deposits to fund loans and other investment purchases. It used borrowings when deposit inflows were not sufficient to fund these asset acquisitions. Primary lending activities were residential mortgage and consumer lending, including second mortgage and mobile home loans. The Bank originated only a limited number of commercial loans because of the lack of quality commercial loan demand in the lending areas.

     On November 13, 1996, the Company entered into the Merger Agreement together with the Bank and VFSC. Pursuant to the merger described in the Merger Agreement, the Company will merge with and into VFSC and the Bank will become a wholly-owned subsidiary of VFSC. Consummation of the Merger is conditioned, among other things, upon stockholder approval and regulatory approval. The Merger is described in more detail in Eastern's Current Report on Form 8-K dated November 21, 1996.

     All per share information has been adjusted to reflect the Company's June 19, 1996 three-for-two stock split paid to stockholders of record on June 5, 1996.

     On October 1, 1995, the Company merged its two subsidiary banks, First Savings of New Hampshire and Vermont Federal Bank, FSB, to form one unified bank, Vermont Federal Bank, FSB. The New Hampshire branches retained the name of First Savings of New Hampshire, operating as a division of Vermont Federal Bank, FSB.

     Certain prior year financial disclosures contained herein refer to VFB and FS as the "Banks," which operated independently during fiscal 1995. Disclosures that refer to operations during fiscal 1996 and subsequently refer to the Banks as one consolidated entity (the Bank).

RESULTS OF OPERATIONS

COMPARISON OF YEARS ENDED SEPTEMBER 30, 1996 AND 1995

     The Company's results of operations have varied significantly from year to year, for the reasons set below. Prior years' results should not be considered as predictors of results in subsequent years. Notwithstanding the foregoing, management does not expect that certain provisions of the Merger Agreement, which require the Company and the Bank to operate in the ordinary course of business consistent with past practice and to observe certain restrictions on capital expenditures, dividends, and other similar matters, to have a material adverse effect on the future results of operation.

GENERAL

     The Company had net income during fiscal 1996 of $3.3 million or $0.87 per share, compared with net income for fiscal 1995 of $4.2 million or $1.13 per share. The decrease in fiscal 1996 net income compared to fiscal 1995 net income resulted primarily from a non-recurring charge of $3.8 million (pre-tax) for the SAIF special assessment by the FDIC. This special assessment was mandated by legislation signed into law on September 30, 1996, to recapitalize the SAIF Fund. Without giving effect to this one-time assessment, earnings for fiscal year 1996 would have been $5.7 million, or $1.50 per share. Return on assets would have been 0.69 percent and return on equity would have been 9.01 percent without the SAIF assessment. Significantly offsetting the decrease in net income due to this assessment was a $0.9 million decrease in the provision for the loan losses, a $0.8 million gain on sale of investment and mortgage backed securities, and a $1.7 million decrease in OREO expense.

TABLE 1

ANALYSIS OF AVERAGE RATES AND BALANCES

     The following table sets forth the Company's average balances and average rates for the period indicated.


Years ended September 30,                    1996                             1995                            1994
----------------------------------------------------------------------------------------------------------------------------------
                                           INTEREST      RATE               Interest      Rate               Interest     Rate
                                AVERAGE     INCOME/     EARNED/   Average    income/     earned/   Average    income/    earned/
                                BALANCE     EXPENSE      PAID     balance    expense      paid     balance    expense     paid
----------------------------------------------------------------------------------------------------------------------------------
ASSETS
Loans(a)                        $463,230    $41,561       8.97%  $435,058    $38,549      8.86%   $414,064    $32,856     7.94%
Investment and mortgage
  backed securities(b)           308,160     19,712       6.40    333,214     21,549       6.48    315,525     18,690      5.93
                                --------   --------              --------   --------              --------   --------
Total interest-earning assets    771,390     61,273       7.94    768,272     60,098       7.83    729,589     51,546      7.07
Other real estate owned            4,351                           10,313                           16,702
Non-interest-earning assets       56,464                           52,667                           52,659
                                --------                         --------                         --------
      Total assets              $832,205                         $831,252                         $798,950
                                --------                         --------                         --------
LIABILITIES AND
  STOCKHOLDERS' EQUITY
Savings                         $116,429      3,064       2.63   $126,794      3,384       2.67   $139,413      3,736      2.68
Interest-bearing checking        142,049      3,527       2.48    130,003      3,485       2.68    131,013      2,919      2.23
Time deposits                    316,317     17,525       5.54    285,857     14,798       5.18    262,987     11,097      4.22
Borrowings                       137,292      8,224       5.99    175,523     10,551       6.01    158,397      7,861      4.96
                                --------   --------              --------   --------              --------   --------
Total interest-bearing
  liabilities                    712,087     32,340       4.54    718,177     32,218       4.49    691,810     25,613      3.70
                                --------   --------              --------   --------              --------   --------
Non-interest-bearing deposits     51,031                           47,219                           44,895
Other non-interest bearing
  liabilities                      5,514                            5,469                            6,825
                                --------                         --------                         --------
      Total liabilities          768,632                          770,865                          743,530
Stockholders' equity              63,573                           60,387                           55,420
                                --------                         --------                         --------
      Total liabilities and
        stockholders' equity    $832,205                         $831,252                         $798,950
                                --------                         --------                         --------
Net interest income                         $28,933                          $27,880                          $25,933
                                            -------                          -------                          -------
Net interest spread (c)                                   3.40                             3.34                            3.37
Net interest margin (d)                                   3.75                             3.63                            3.55
----------------------------------------------------------------------------------------------------------------------------------

(a) Includes nonperforming loans and loan fees considered an adjustment of yield but does not include the undisbursed portion of loans in process.
(b) The rate earned on investment and mortgage backed securities reflects tax-exempt income on a fully taxable equivalent basis.
(c) Average yield on all interest-earning assets during the period less average cost of all interest-bearing liabilities.
(d) Net interest income divided by average interest-earning assets.


NET INTEREST INCOME

     Net interest income increased $1.0 million in fiscal 1996 to $28.9 million from $27.9 million in fiscal 1995. A $1.1 million increase in interest income on interest earning assets was partially offset by the $122,000 increase in interest expense on deposits and borrowings. Items affecting net interest income were interest rates, the ability of the Company's assets and liabilities to react to changes in interest rates, and the balance and mix of the Company's financial assets and liabilities. See Tables 1 through 4 for average balance, average rate, and repricing information.

     Interest income from loans increased $3.0 million during fiscal 1996. Higher interest rates, during the second half of fiscal 1996, resulted in a 11 basis point increase in the average yield on the loan portfolios for the entire year. The average yield increased from 8.86 percent in fiscal 1995 to
8.97 percent in fiscal 1996 as adjustable-rate mortgages repriced at higher rates. Fixed-rate mortgages, priced principally by reference to long-term interest rates, originated at interest rates between 6.5 and 9.5 percent during fiscal 1996. Adjustable rate mortgages, priced by reference to short term indices such as the U.S. Treasury constant one-year maturity indexes, increased their yields as they repriced to higher interest rates. This matched the overall increase in their respective indexes. The Company expects that if interest rates in fiscal 1997 remain unchanged from fiscal 1996 rates, loan yields attributable to adjustable-rate mortgages will remain relatively stable. If interest rates fall, loan refinancing activity should increase and loan yields should fall due to repayment of higher rate loans as well as repricing of variable rate loans. If interest rates rise, loan yields should increase due to repricing of variable rate loans.

     Investment interest income decreased $1.8 million to $19.7 million during fiscal 1996 from $21.5 million during fiscal 1995, due primarily to a decrease in average balances of $25.1 million and a decrease in the weighted average yield of 8 basis points. The Company does not invest a significant amount in derivative securities or similar type securities. At September 30, 1996, the Company's mortgage backed securities included $13.2 million of collateralized mortgage obligations (CMOs). The Company considers these bonds relatively low risk derivative securities because the Company expects them to react to changes in interest rates in a way that is not materially different from other fixed rate mortgage backed securities in the held-to-maturity portfolio. The Company expects that if interest rates remain unchanged, the yield on investment and mortgage backed securities should remain relatively stable. If interest rates decline, portfolio yields should fall due to increases in prepayment speeds and premium amortization. If interest rates increase, reinvestment of principal repayments should lead to higher portfolio yields.

TABLE 2

COMPONENTS OF INVESTMENT INCOME

     The following table sets forth the components of investment income for the periods indicated.


(As a percentage of average investment                        Fiscal years ended September 30,
and mortgage backed securities)                             1996           1995           1994
--------------------------------------------------------------------------------------------------
Interest income                                              6.58%          6.67%          6.45%
  (Premium amortization), discount accretion, net           (0.18)         (0.19)         (0.52)
--------------------------------------------------------------------------------------------------
Total investment income                                      6.40%          6.48%          5.93%
--------------------------------------------------------------------------------------------------

     Interest expense on deposits increased $2.4 million during fiscal 1996 compared to fiscal 1995. The weighted average rate on interest-bearing deposits increased 21 basis point to 4.20 percent correlating to the increase in market interest rates. At September 30, 1996, non-interest bearing deposits were 8.73 percent of total deposits, and interest-bearing NOW accounts were 12.51 percent of total deposits. These deposits provide the Company with a source of low-cost funds due their insensitivity to changes in interest rates.

TABLE 3

RATE/VOLUME ANALYSIS

     The following table reconciles changes in interest income and interest expense of the Company for the periods indicated due to changes in average balances, rates, or a combination of both. Loan fees not considered as an adjustment to yield have been excluded from the analysis.


                                                                 Years ended September 30,
----------------------------------------------------------------------------------------------------------------------------
                                     1996 v. 1995 Increase (decrease)                 1995 v. 1994 Increase (decrease)
                                 ------------------------------------------     --------------------------------------------
                                                          AVERAGE                                        Average
                                 AVERAGE     AVERAGE      RATE AND               Average      Average    rate and
(Dollars in thousands)             RATE      BALANCE      BALANCE     TOTAL        rate       balance     balance     Total
----------------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
  Loan portfolio                   $484       $2,497         $31      $3,012      $3,833      $1,666        $194      $5,693
  Investment and
    mortgage backed
    securities portfolios          (234)      (1,621)         18      (1,837)      1,715       1,048          96       2,859
----------------------------------------------------------------------------------------------------------------------------
    Total                           250          876          49       1,175       5,548       2,714         290       8,552

----------------------------------------------------------------------------------------------------------------------------
Interest-bearing liabilities:
  Deposit accounts                1,100        1,284          65       2,449       3,096         630         189       3,915
  Borrowings                        (36)      (2,299)          8      (2,327)      1,660         850         180       2,690
----------------------------------------------------------------------------------------------------------------------------
    Total                         1,064       (1,015)         73         122       4,756       1,480         369       6,605

----------------------------------------------------------------------------------------------------------------------------
Net change in net
  interest income                 $(814)      $1,891        $(24)     $1,053        $792      $1,234        $(79)     $1,947
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------


     Interest expense on borrowed funds decreased $2.3 million to $8.2 million during fiscal 1996 from $10.5 million during fiscal 1995. The decrease resulted primarily from a decrease in the average balances of borrowed funds from $175.5 million for fiscal 1995 to $137.3 million for fiscal 1996. The Bank used borrowed funds for loan originations and for investment and mortgage backed securities purchases. Interest expense on borrowed funds will change in direct correlation to interest rate changes due to the short duration of the borrowed funds portfolio.

     The Company's one-year GAP decreased from the previous year due to increases in certificates of deposit maturing within one year and a decrease in investment and mortgage backed securities and consumer loans maturing within one year. These changes offset an increase in mortgage loans and a decrease in borrowings maturing within one year. With a positive one-year GAP, the amount of income earned on assets fluctuates more than the cost of liabilities in response to changes in the prevailing rates of interest during the one-year period. Accordingly, in a rising interest rate environment, financial institutions with a positive one-year GAP will experience greater increase in the yield on assets than in the cost of funds. Conversely, the cost of funds of financial institutions with a positive one-year GAP will decrease less than the yield on assets in a falling interest rate enviornment. Financial institutions with a negative one-year GAP face the opposite situation. While management has considerable experience in asset/liability management, future changes in the general direction of interest rates and the overall economy could negatively impact net interest margin. See Table 4 for further information regarding maturity and rate sensitivity.

TABLE 4

MATURITY AND RATE SENSITIVITY

     The following table sets forth the Company's maturity and repricing information for the periods indicated.


At September 30, 1996
------------------------------------------------------------------------------------------------------------------------------------
                                                    Percent         Within          1-5           5-10          10-20         Over
(Dollars in thousands)                  Amount      of total        1 year         years          years         years       20 years
------------------------------------------------------------------------------------------------------------------------------------
INTEREST-BEARING ASSETS
Mortgage loans
  Short term and variable rate         $190,736         23.55%     $176,442      $ 14,294      $     --      $     --      $     --
  Long term fixed rate                   76,936          9.50        18,186        39,439        15,270         3,854           187
Consumer loans                          136,927         16.90        94,437        39,922            95            --         2,473
Commercial loans                         90,486         11.17        71,880         9,784         3,833         1,296         3,693
Investment and mortgage
  backed securities                     314,984         38.88       105,709       105,016        70,970        33,166           123
------------------------------------------------------------------------------------------------------------------------------------
    Total rate sensitive assets        $810,069        100.00%     $466,654      $208,455      $ 90,168      $ 38,316      $  6,476
------------------------------------------------------------------------------------------------------------------------------------
INTEREST-BEARING LIABILITIES
  AND NON-INTEREST-BEARING DEPOSITS
Deposits
  NOW and other demand accounts        $136,195         17.13%     $ 29,397      $ 64,926      $ 27,867      $ 12,263       $ 1,742
    Money market accounts                67,148          8.44        21,038        35,854         8,689         1,567            --
    Passbook accounts                   115,466         14.52        16,177        45,004        28,760        19,882         5,643
    Certificate accounts                322,477         40.56       248,353        74,124            --            --            --
  Borrowings
    FHLB and securities sold under
      agreement to repurchase           153,636         19.32       120,800        32,836            --            --            --
    Capital lease obligation                273          0.03           144           129            --            --            --
------------------------------------------------------------------------------------------------------------------------------------
    Total rate sensitive liabilities   $795,195        100.00%     $435,909      $252,873      $ 65,316      $ 33,712      $  7,385
------------------------------------------------------------------------------------------------------------------------------------
Interest sensitivity GAP                                           $ 30,745      $(44,418)     $ 24,852      $  4,604      $   (909)
Cumulative GAP                                                       30,745       (13,673)       11,179        15,783        14,874
  as a percentage of assets                                            3.54%        (1.57)%        1.29%         1.82%         1.71%
------------------------------------------------------------------------------------------------------------------------------------
September 30, 1995
Cumulative GAP                                                     $ 46,121      $  9,187      $  8,131      $ 15,062      $  9,614
  as a percentage of assets                                            5.45%        (1.09)%        0.96%         1.78%         1.14%
------------------------------------------------------------------------------------------------------------------------------------
September 30, 1994(a)
Cumulative GAP                                                     $ 82,242      $(26,720)     $(21,972)     $ 10,394      $  4,588
  as a percentage of assets                                           10.04%        (3.26)%       (2.68)%        1.27%         0.56%
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------

The maturity and repricing information is derived from the OTS Thrift Financial Report, Schedule CMR. Different prepayment rates are applied to loans and mortgage backed securities based on their interest rate to simulate cash flows. Annual prepayment rates range from 2.0 percent on the lowest coupon rates to
40.0 percent on the highest coupons. Attrition rates are applied to deposit accounts that can reprice immediately or are payable on demand. These accounts include savings accounts, NOW and DDA accounts, and money market accounts. Attrition rates are used to estimate the cash outflows on these accounts. Rates used were derived from estimation formulas provided by the OTS and approximate the Bank's internally estimated rates.
(a) Data has not been restated to reflect the adoption of SFAS No. 114 due to lack of sufficient detail to make appropriate reclassifications.


PROVISION FOR LOAN LOSSES

     During fiscal 1996, the Bank made provisions to the loan loss reserve of $895,000 compared to $1.8 million in fiscal 1995. The Bank establishes loan loss reserves based on a systematic and detailed analysis of all loans. Among several criteria considered in this analysis are the underlying market values of collateral, historic loan loss experience, local economic conditions, and the level of classified loans. The Bank analyzes its classified loans (including nonperforming loans) on a periodic basis and provides loan loss reserves in accordance with the level, quality, and collateral value of these loans. In addition, historic loan loss experience, adjusted for the expected impact of changing market values, is used to assist in determining total loan loss reserve requirements. At September 30, 1996, the Bank had classified loans (loans rated as "substandard," "doubtful," or "loss") totaling $14.9 million, compared to $18.0 million at September 30, 1995. Additionally, the Bank had $2.0 million of loans identified as "special mention," as compared with $2.9 million at September 30, 1995. Of the $14.9 million in classified loans at September 30, 1996, $7.9 million were nonperforming (non-accruing loans including loans 90 days or more past due) and the balance of $7.0 million were performing. Total nonperforming loans of $7.9 million at September 30, 1996, represented a decrease of $3.1 million from September 30, 1995. The decrease was primarily due to a decrease in nonperforming commercial loans which was partially offset by an increase in nonperforming consumer loans. Management believes that the increase in nonperforming consumer loans, primarily equity loans and equity credit lines (ECLs), resulted from the continued economic weakness in the Bank's lending areas and the inability of some borrowers to maintain payments on adjustable-rate loans at higher interest rates. Continued real estate market and economic weakness could result in increases in nonperforming loans.

TABLE 5

NONPERFORMING ASSETS

          The following table sets forth information regarding nonperforming assets at the dates indicated.


At September 30,                             1996(b)                    1995                      1994
---------------------------------------------------------------------------------------------------------------
                                                     % OF                      % of                      % of
(Dollars in thousands)                 AMOUNT       ASSETS       Amount       Assets       Amount       Assets
---------------------------------------------------------------------------------------------------------------
Nonaccruing loans:
  Commercial                           $3,693         0.43%      $6,872         0.81%      $2,509         0.31%
  Consumer                              2,473         0.28        1,782         0.21        1,436         0.18
  Residential mortgage                  1,779         0.20        2,422         0.29        1,509         0.18
---------------------------------------------------------------------------------------------------------------
  Total nonaccruing loans               7,945         0.91       11,076         1.31        5,454         0.67
In-substance foreclosures(a)               --           --           --           --        3,610         0.44
Real estate owned, net                  3,611         0.42        5,398         0.64        5,273         0.64
Other repossessed assets                  448         0.05          310         0.03          232         0.03
---------------------------------------------------------------------------------------------------------------
      Total nonperforming assets      $12,004         1.38%     $16,784         1.98%     $14,569         1.78%
---------------------------------------------------------------------------------------------------------------
Restructured troubled debt:
  Performing                           $4,154         0.48%      $4,801         0.57%      $2,996         0.37%
  Nonperforming (included above)           --           --          985         0.11        2,003         0.24
  Impaired performing                   1,819         0.21           --           --           --           --
  Impaired nonperforming                  952         0.11           --           --           --           --
---------------------------------------------------------------------------------------------------------------
      Total                            $6,925         0.80%      $5,786         0.68%      $4,999         0.61%
---------------------------------------------------------------------------------------------------------------
Allowance for loan losses              $2,858         0.33%      $3,622         0.43%      $3,718         0.45%
---------------------------------------------------------------------------------------------------------------
Allowance for loan losses to:
  Nonaccruing loans(a)                               35.97%                    32.70%                    68.17%
  Total loans                                         0.58                      0.79                      0.87
---------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------

(a) ISF loans have been reclassified to the loan portfolio for fiscal 1996 and 1995 in accordance with SFAS No. 114. Data has not been restated to reflect the adoption of SFAS No. 114 for fiscal 1994 due to the lack of appropriate detail to make the required reclassifications.
(b) Impaired loans included in nonperforming loans for fiscal 1996 were $3.5 million.

     The allowance for loan losses allocated to commercial and to residential mortgage loans decreased from September 30, 1995 to September 30, 1996, while nonaccruing commercial and residential mortgage loans decreased. The allowance for loan losses allocated to consumer loans decreased from September 30, 1995 to September 30, 1996, while nonaccruing consumer loans increased. The level and allocation of the allowance for loan losses is based upon a systematic migration analysis. After evaluation of past due loans, management believes the allowance allocated to such loans is adequate. For further information regarding nonperforming loans and the allowance for loan losses, see Table 5 and note 4 of the notes to consolidated financial statements.

     In accordance with generally accepted accounting principles (GAAP), when the Bank transfers a loan to other real estate owned (OREO), the loan transfers at the lower of cost or fair value less selling costs. The Bank determines fair value using current independent appraisals. Charges to the allowance for loan losses occur for reductions in market value below the Bank's book value. As part of its resolution efforts, the Bank charged $1.9 million to the allowance during fiscal 1996 and $2.1 million in fiscal 1995. At September 30, 1996, the Company's total loan loss reserves represented 36.0 percent of nonperforming loans, compared to 32.7 percent at September 30, 1995.

     In May 1993, the FASB issued SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," which was amended in October 1994 by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosure." Under SFAS No. 114, a loan is considered impaired when it is probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan agreement. Large groups of smaller balance homogeneous loans that are collectively evaluated for impairment, such as residential mortgage and installment loans, are exempt from the provisions of SFAS No. 114. The statements, which were adopted by the Company on October 1, 1995, generally require all creditors to account for impaired loans, except those loans that are accounted for at fair value or at the lower of cost or fair value, at the present value of the expected future cash flows discounted at the loan's effective interest rate. In addition, the statements modify the criteria for classification of a loan as an in-substance foreclosure such that classification is made only when the lender is in possession of the collateral. Adoption of SFAS Nos. 114 and 118 had no material impact on the Company's financial condition or results of operations.

     As of September 30, 1996, the Company believes its loan loss reserve is adequate to cover potential loan losses currently in its loan portfolio. Although the Bank has considerable experience in evaluating classified loans, because of the impact of such factors as the overall economic conditions and the fluctuation of interest rates on such loans, there can be no assurance that the provisions made to the Bank's loan loss reserve will prove adequate, and, to the extent that additional provisions to the Bank's loan loss reserve are required in the future, the Company's results of operations would be adversely affected. For further information, see notes 3 and 4 of the notes to the consolidated financial statements.

NON-INTEREST INCOME

     Total non-interest income was $11.3 million or 1.35 percent of average assets, during fiscal 1996, compared to $10.0 million or 1.21 percent of average assets during fiscal 1995. The primary reasons for the $1.3 million increase in 1996 were a $808,000 increase in the gain on sale of investment and mortgage backed securities, and a $449,000 increase in customer service fees. See Table 6 for further information regarding non-interest income.

     The FASB issued a special report on SFAS No. 115 in November 1995 that allowed the Company a one-time reclassification from the held-to-maturity portfolio to the available-for-sale portfolio. The Bank reclassified $43.7 million of held-to-maturity securities and subsequently sold a majority of those securities for a net gain of $808,000.

     The Company included in its stockholders' equity at September 30, 1996 $6,000 in net unrealized gains from its portfolio of investment and mortgage backed securities available-for-sale, compared to $175,000 of net unrealized losses at September 30, 1995. The Company had a net unrealized loss from its portfolio of investment and mortgage backed securities held-to-maturity of $8.8 million at September 30, 1996, compared to an unrealized loss of $5.4 million at September 30, 1995. Substantially all of these investments are securities guaranteed by the U.S. Government or a related agency, and the increase in the unrealized loss results primarily from the increase in interest rates during the latter part of fiscal 1996. In order to satisfy the requirements of SFAS No. 115, management has the positive intent to hold these securities to maturity and believes the Company has the ability to do so. For further information, see notes 1 and 2 of the notes to consolidated financial statements.

TABLE 6

NON-INTEREST INCOME

                                                    Years ended September 30,
(As a percentage of average assets)              1996         1995         1994
--------------------------------------------------------------------------------
Gain on sale of investment and mortgage
backed securities, net                           0.10%          --%        0.05%
Gain on sale of loans and servicing, net         0.22         0.23         0.10
Service fees on loans sold                       0.14         0.16         0.13
Customer service fees                            0.72         0.67         0.64
Miscellaneous                                    0.17         0.15         0.08
--------------------------------------------------------------------------------
Total non-interest income                        1.35%        1.21%        1.00%
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     Gains from the sale of loans and mortgage servicing rights were $1.9 million for both fiscal 1996 and fiscal 1995. Gains from sale of mortgage loans are dependent on volume, price, and management's asset/liability decisions. Loans sold or securitized and sold increased to $139.3 million in fiscal 1996 from $61.0 million in fiscal 1995. The Bank's ability to originate loans is highly dependent on the fluctuation of interest rates. The Company expects that if interest rates rise, the volume of refinancing activity should decrease. Conversely, if interest rates fall, originations should increase. The fiscal 1995 results include a gain on sale of PMSR of approximately $777,000 and $566,000 in increased gains on sales of mortgage loans due to the adoption of SFAS No. 122, "Accounting for Mortgage Servicing Rights, an Amendment of FASB Statement No. 65." See notes 1 and 3 of the notes to consolidated financial statements for further information regarding SFAS No. 122.

     Service fees on loans sold were $1.1 million, or .14 percent of average assets, for fiscal 1996 and $1.3 million, or .16 percent of average assets, for fiscal 1995. The Bank's portfolio of loans serviced for other investors increased to $647.7 million at September 30, 1996 from $563.0 million at September 30, 1995. The Banks sell loans without recourse primarily to the Federal Home Loan Mortgage Corporation (FHLMC) and the Federal National Mortgage Association (FNMA). During fiscal 1996 and 1995, the Bank purchased the rights to service $54.1 million and $106.0 million, respectively, of residential first mortgage loans. Premiums paid to purchase PMSR totaled $594,000 and $971,000 in fiscal 1996 and fiscal 1995, respectively. The Bank intends to continue purchasing mortgage servicing rights and originating mortgage loans for sale with the servicing rights retained to increase the use of existing servicing capacity and increase loan service fee revenue.

     Customer service fees increased to $6.0 million, or .72 percent of average assets, in fiscal 1996 from $5.6 million, or .67 percent of average assets, in fiscal 1995. The Bank generates service fees primarily from checking and other transaction accounts. Because of the Bank's strategy of emphasizing checking accounts, the Bank believes this general level of fee income will continue in future periods. The 1996 increase resulted primarily from overdraft fees on totally free checking deposit accounts as fiscal 1996 results included, for the first time, a full year of such deposit product in the New Hampshire branches.

     Miscellaneous non-interest income increased to $1.4 million, or .17 percent of average assets, in fiscal 1996 from $1.2 million, or .15 percent of average assets, in fiscal 1995. The fiscal 1996 increase was primarily an increase in ATM card fees and foreign ATM fees.

NON-INTEREST EXPENSE

     Total non-interest expense increased $4.4 million during fiscal 1996 to $34.0 million or 4.08 percent of average assets. The 1996 increase resulted primarily from a $3.8 million non-recurring charge assessed by the FDIC to recapitalize SAIF. Partially ofsetting these increases were decreases in OREO expenses, restructuring and merger related expenses, and professional fees. See Table 7 for further information regarding non-interest expense.

     In connection with the legislation that was signed into law on September 30, 1996 to recapitalize SAIF, the FDIC assessed the Bank a one-time charge of $3.8 million, that was paid on November 27, 1996. In addition, the FDIC is proposing to lower the insurance premium rates on SAIF assessments effective January 1, 1997 for all SAIF insured institutions. The proposal is based upon a risk-based matrix ranging from 0 to 27 basis points. The Financing Corporation
(FICO) assessments for SAIF members will be approximately $0.0644 for every $100 of domestic deposits annually from 1997 through 1999. After 1999 the rate for both SAIF insured and BIF insured institutions will equal $0.0243 for every $100 of domestic deposits annually.

     Costs associated with office occupancy increased $951,000 to $6.1 million, or .73 percent of average assets, for fiscal 1996. This increase was due primarily to an increase of approximately $310,000 in equipment maintenance, an increase of approximately $330,000 in depreciation expense primarily related to the amortization of technology advancements, and an increase of approximately $270,000 in general office building expense. General office building expense increased due to branch expansions, higher than normal snow removal costs, building maintenance, and additional administrative office space.

TABLE 7

NON-INTEREST EXPENSE

     The following table sets forth non-interest expense as a percentage of average assets for the periods indicated.

                                                    Years ended September 30,
(As a percentage of average assets)              1996         1995         1994
--------------------------------------------------------------------------------
Compensation and benefits                        1.46%        1.37%        1.36%
Office occupancy, net                            0.73         0.62         0.61
Marketing                                        0.20         0.18         0.14
Professional fees                                0.09         0.14         0.17
Restructuring and merger related                 0.05         0.12           --
Supplies                                         0.16         0.11         0.09
Telephone                                        0.10         0.07         0.07
Postage                                          0.11         0.10         0.09
Other                                            0.34         0.26         0.26
--------------------------------------------------------------------------------
   Total non-interest expense excluding
   FDIC insurance, OREO, and
   amortization of intangibles                   3.24%        2.97%        2.79%
--------------------------------------------------------------------------------
FDIC premium                                     0.63%        0.17%        0.18%
Amortization of intangibles                      0.05         0.04         0.09
OREO                                             0.16         0.37         0.34
--------------------------------------------------------------------------------
   Total non-interest expense                    4.08%        3.55%        3.40%
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     Compensation and benefits increased $754,000 to $12.1 million, or 1.46 percent of average assets, for fiscal 1996. Employment service fees increased approximately $240,000 and overtime expense increase approximately $115,000 during fiscal 1996. These increases were due primarily to an increase in temporary help hired to assist in the merger of FS into VFB. In addition, commissions for loan origination personnel increased approximately $411,000 from fiscal 1995, due to increased originations during fiscal 1996. Payroll expense increased approximately $394,000 from fiscal 1995 levels and payroll tax expense increased approximately $110,000 from fiscal 1995 levels. Somewhat offsetting these increases was an increase in deferred origination costs of approximately $361,000, a decrease of approximately $118,000 in the Company's discretionary 401(K) plan contributions, and a decrease of approximately $134,000 in employee medical insurance. Total FTEs at September 30, 1996 were 412, of which 409 were at VFB and three and a half at Eastern. This compares to 370 FTEs at the end of fiscal 1995. During fiscal 1996, the Bank added approximately 20 FTEs at the branch level, approximately 12 FTEs for nontraditional supermarket branches, approximately 6 FTEs for loan originations in New Hampshire, and approximately 5 FTEs in information systems to support technology developments.

     Other non-interest expense increased $610,000 to $2.8 million, or .34 percent of average assets, for fiscal 1996. The fiscal 1996 increase was due primarily to an increase in miscellaneous operating losses of approximately $254,000. Management reserved approximately $180,000 for old, outstanding cash letter adjustments that may remain unresolved. Mileage expense increased approximately $58,000, due to increased travel between Vermont and New Hampshire. ATM expense increased approximately $42,000, due to increased volumes and the use of an outside vendor to service New Hampshire ATMs previously serviced by the New Hampshire branches. Bank service charges increased approximately $38,000. Bank service charges are assessed based on the level of available funds on deposit or through account maintenance fees. During fiscal 1996, the Bank, due to cash flow needs, was assessed through monetary charges as opposed to through increased compensating balances as in previous years. Community events increased approximately $31,000 due to an increase in branches holding customer appreciation days.

     Supplies expense increased to $1.3 million, or .16 percent of average assets, for the year ended September 30, 1996, a $459,000 increase from fiscal 1995. Costs associated with the FS-VFB Merger included a consolidation of products and services which created the need for new brochures, forms, pamphlets and general office supplies such as letterhead. Another consequence of the FS-VFB Merger, was the disposal of outdated supplies which represented a $57,000 increase from fiscal 1995 levels.

     Partially offsetting these increases were decreases in OREO expenses, restructuring and merger related expenses, and professional fees.

     OREO expense decreased $1.7 million to $1.4 million, or .16 percent of average assets, for the year ended fiscal 1996. Provisions for loss on OREO decreased from $1.3 million for fiscal 1995 to $389,000 for fiscal 1996. In addition, the Company experienced a decrease in carrying costs of OREO due to sales during fiscal 1996. Management continues to focus on the reduction and resolution of OREO.

     Restructuring and FS-VFB Merger related expenses were $401,000 for fiscal 1996 compared to $1.0 million for fiscal 1995. Fiscal 1996 results included charges from contractual obligations to employees due to the change of control of FS. Fiscal 1995 results includes $839,000 in restructuring costs associated with such merger as well as $190,000 of additional related expenses such as start-up expenses, technology updates, and miscellaneous expenses.

     Professional fees decreased $380,000 from fiscal 1995 results to $764,000, or .09 percent of average assets, for fiscal 1996. This is due primarily to a $212,000 decrease in consulting fees as fiscal 1995 results included expenses incurred for specific management projects.

FEDERAL AND STATE TAXES

     During fiscal 1996, the Company recognized income tax expense of $2.1 million on its income before income taxes of $5.4 million, resulting in an effective tax rate of 38.3 percent compared to income tax expense of $2.3 million on income before taxes of $6.5 million in fiscal 1995, an effective tax rate of 35.9 percent. Included in fiscal 1995 tax expense was a $293,000 tax credit that resulted from an IRS audit.

     At September 30, 1996, the Company had a net deferred income tax asset of approximately $1.3 million. Management believes the existing net deductible temporary differences that give rise to the net deferred income tax asset will reverse during periods in which the Company generates net taxable income and in which gross taxable temporary differences are expected to reverse. For fiscal 1996, the Company generated approximately $6.5 million in taxable income. Factors beyond management's control, such as the general state of the economy and real estate values, can affect future levels of taxable income and no assurance can be given that sufficient taxable income will be generated to fully absorb gross deductible temporary differences. For further information on income taxes, see notes 1 and 10 of the notes to consolidated financial statements.

RESULTS OF OPERATIONS

COMPARISON OF YEARS ENDED SEPTEMBER 30, 1995 AND 1994

GENERAL

     The Company had net income during fiscal 1995 of $4.2 million or $1.13 per share, compared with net income for fiscal 1994 of $3.7 million or $1.00 per share. The improvement in fiscal 1995 net income compared to fiscal 1994 net income came primarily from two sources. First, interest income increased $8.6 million, due primarily to higher average interest rate levels on interest-earning assets. Second, non-interest income increased $2.0 million as a result of additional gains on sale of loans and mortgage servicing rights and continued growth in customer service fees. These improvements more than offset a $6.6 million increase in interest expense due to rising interest rates; a $1.0 million increase in the provision for loan losses due to an increase in nonperforming loans; and a $2.3 million increase in non-interest expense due primarily to restructuring and other merger-related charges, compensation and benefits, marketing, and OREO expense.

NET INTEREST INCOME

     Net interest income for fiscal 1995 was $27.9 million compared to $25.9 million in 1994, an increase of $2.0 million. A $6.6 million increase in interest expense on deposits and borrowings partially offset the $8.6 million increase in income on interest-earning assets. Items affecting net interest income were interest rates, the ability of the Company's assets and liabilities to react to changes in interest rates, and the balance and mix of the Company's financial assets and liabilities. See Tables 1 through 4 for average balance, rate, and repricing information.

     Interest income from loans increased $5.7 million during fiscal 1995. Higher interest rates, during fiscal 1994 and early in fiscal 1995, resulted in a 92 basis point increase in the average yield on the loan portfolios. The average yield increased from 7.94 percent in fiscal 1994 to 8.86 percent in fiscal 1995 as ARMs repriced at higher rates. Fixed-rate mortgages, priced principally by reference to long-term interest rates, originated at interest rates between 7.0 and 10.0 percent during fiscal 1995. ARMs, priced by reference to short-term indices like the U.S. Treasury constant one-year maturity indexes, increased their yields as they repriced to higher interest rates. This matched the overall increase in their respective indexes.

     Investment interest income increased $2.9 million during fiscal 1995 compared to fiscal 1994, due primarily to an increase in average balances of $17.7 million and an increase in the weighted average yield of 55 basis points. At September 30, 1995, the Company's mortgage backed securities included $13.5 million of CMOs. The Company considers these bonds relatively low risk derivative securities because the Company expects them to react to changes in interest rates in a way that is not materially different from other fixed rate mortgage backed securities in the held-to-maturity portfolio. Also classified as held-to-maturity at September 30, 1995, were $12.0 million in FHLB "step-up" debentures. These structured bonds are notes with guaranteed annual interest rate increases and are payable in full at maturity. They are callable by the FHLB semi-annually after the first year.

     Interest expense on deposits increased $3.9 million during fiscal 1995 compared to fiscal 1994. The weighted average rate on interest-bearing deposits increased 66 basis point to 3.99 percent, correlating to the increase in market interest rates. At September 30, 1995, non-interest bearing deposits were 7.94 percent of total deposits, and interest-bearing NOW accounts were 12.58 percent of total deposits.

     Interest expense on borrowed funds increased $2.7 million during fiscal 1995 compared to fiscal 1994. The increase results from a rise in both the weighted average rate and the average balances of borrowed funds. The weighted average rate increased to 6.0 percent during fiscal 1995, from 5.0 percent during fiscal 1994.

PROVISION FOR LOAN LOSSES

     During fiscal 1995, the Banks made provisions to the loan loss reserve of $1.8 million compared to $797,000 in fiscal 1994. At September 30, 1995, the Banks had classified loans (loans rated as "substandard," "doubtful," or "loss") totaling $18.0 million, compared to $14.8 million at September 30, 1994. Additionally, the Banks had $2.9 million of loans identified as "special mention," as compared with $4.7 million at September 30, 1994. Of the $18.0 million in classified loans at September 30, 1995, $11.1 million were nonperforming (non-accruing loans including loans 90 days or more past due) and the balance of $6.9 million were performing. Total nonperforming loans of $11.1 million at September 30, 1995, represented an increase of $5.6 million from September 30, 1994. Reclassification of in-substance foreclosure loans in fiscal 1995 results account for approximately $3.6 million of the increase. The remaining $2.0 million increase was due to the reclassification to nonperforming status of one previously restructured loan as well as increased delinquencies in the consumer and residential mortgage loan portfolios.

     The allowance for loan losses allocated to commercial loans decreased from September 30, 1994 to September 30, 1995, while nonaccruing commercial loans increased. The increase in nonaccruing commercial loans resulted from one previously restructured loan placed on nonaccrual. This loan had been classified as substandard in prior periods with an allocated allowance. Accordingly, classification of this loan as nonaccrual did not materially impact the allowance allocated to commercial loans.

     The allowance for loan losses allocated to residential mortgage loans decreased from September 30, 1994 to September 30, 1995, while nonaccruing residential mortgage loans increased. After evaluation of past due loans, management believes the allowance allocated to such loans is adequate.

     The allowance for loan losses allocated to consumer loans increased from September 30, 1994, to September 30, 1995. Such increase relates directly to the increase in consumer loan delinquencies, particularly mobile home loans.
For further information regarding nonperforming loans and the allowance for loan losses, see Table 5 and note 4 of the notes to consolidated financial statements.

     The Banks charged $2.1 million to the allowance during both fiscal 1995 and 1994. At September 30, 1995, the Company's total loan loss reserves represented
32.7 percent of nonperforming loans, compared to 68.2 percent at September 30, 1994. For further information, see notes 3 and 4 of the notes to the consolidated financial statements.

NON-INTEREST INCOME

     Total non-interest income was $10.0 million or 1.21 percent of average assets, during fiscal 1995, compared to $8.0 million or 1.00 percent of average assets during fiscal 1994. The primary reasons for the 1995 increase were a $1.1 million increase in the gain on sale of loans and mortgage servicing rights, a $577,000 increase in miscellaneous non-interest income, and a $497,000
increase in customer service fees.   See Table 6 for further information
regarding non-interest income.

     Gain on sale of investments and mortgage backed securities for fiscal 1995 was $0 compared to $443,000 during fiscal 1994. The Company had no sales from its available-for-sale portfolio during fiscal 1995.

     The Company included in its stockholders' equity at September 30, 1995, $175,000 in net unrealized losses from its portfolio of investment and mortgage backed securities available-for-sale, compared to $220,000 of net unrealized losses at September 30, 1994. The Company had a net unrealized loss from its portfolio of investment and mortgage backed securities held-to-maturity of $5.4 million at September 30, 1995, compared to an unrealized loss of $19.2 million at September 30, 1994. For further information, see notes 1 and 2 of the notes to consolidated financial statements.

     Gains from the sale of loans and mortgage servicing rights were $1.9 million for fiscal 1995, compared to $783,000 for fiscal 1994. The fiscal 1995 results include a gain on sale of PMSR of approximately $777,000. In addition, the Company recorded $566,000 in increased gains on sales of mortgage loans due to the adoption of SFAS No. 122, "Accounting for Mortgage Servicing Rights, an Amendment of FASB Statement No. 65." See notes 1 and 3 of the notes to consolidated financial statements for further information regarding SFAS No. 122.

     Offsetting these increases was a $259,000 decrease in gains from the sale of mortgage loans originated for sale during fiscal 1995 compared to fiscal 1994. Gains from the sale of mortgage loans are dependent on volume, price, and management's asset/liability decisions. Loans sold or securitized and sold decreased to $61.0 million in fiscal 1995 from $148.8 million in fiscal 1994. The Banks' ability to originate loans is highly dependent on the fluctuation of interest rates.

     Service fees on loans sold were $1.3 million for fiscal 1995 and $1.1 million for fiscal 1994. The Banks' portfolio of loans serviced for other investors decreased from $666.7 million at September 30, 1994, to $563.0 million at September 30, 1995. During fiscal 1995 and 1994, VFB purchased the rights to service $106.0 million and $61.0 million, respectively, of residential first mortgage loans. Premiums paid to purchase PMSR totaled $971,000 and $521,000 in fiscal 1995 and fiscal 1994, respectively.

     Customer service fees increased to $5.6 million in fiscal 1995 from $5.1 million in fiscal 1994. The Banks generate service fees primarily from checking and other transaction accounts.

     Miscellaneous non-interest income increased to $1.2 million in fiscal 1995 from $661,000 in fiscal 1994. Fiscal 1995 included a $155,000 non-recurring gain from an asset disposition and $92,000 of interest income from an IRS refund and the PMSR sale.

NON-INTEREST EXPENSE

     Total non-interest expense increased $2.3 million during fiscal 1995 to $29.5 million or 3.55 percent of average assets. The 1995 increase resulted primarily from $839,000 in restructuring charges and $190,000 in other FS-VFB Merger related expenses, a $497,000 increase in compensation and benefits expense, a $359,000 increase in marketing expense, and a $328,000 increase in OREO expense. See Table 7 for further information regarding non-interest expense.

     The Company provided for $839,000 in restructuring costs associated with the October 1, 1995, FS-VFB Merger, or .10 percent of average assets. In addition, the Company incurred other FS-VFB Merger related expenses of $190,000, or .02 percent of average assets, such as startup expenses, technology updates, and miscellaneous expenses. These expenses, as well as the restructuring charges, are non-recurring. For further information, see note 17 of the notes to consolidated financial statements.

     Total compensation and benefit expense increased $497,000 to $11.4 million or 1.37 percent of average assets compared to fiscal 1994's 1.36 percent. The increase of the $497,000 was due to annual merit increases and a small expansion in staff. Total FTEs at September 30, 1995 were 370, of which three were at the holding company, 280 were at VFB, and 87 were at FS. This represents an increase of ten from September 30, 1994.

     On October 1, 1994, the Company adopted a new accounting standard, SFAS No. 112, "Employers' Accounting for Post Employment Benefits," that requires accrual for post employment benefits during either the employees' service periods or at the time the Company incurs a liability. Post employment benefits include salary continuation, supplemental employment benefits, severance benefits, disability-related benefits, health care benefits, life insurance, and the like. The adoption of SFAS No. 112 did not have a material impact on the Company's results of operations and financial condition.

     Marketing expense increased $359,000 during fiscal 1995 to $1.5 million or .18 percent of average assets. The Banks primarily market their deposit products, concentrating heavily on a direct mail marketing program, to acquire checking accounts. The program has been very successful in attracting low-cost checking accounts and increasing customer service fees. Also contributing to the increase in marketing expense was the consolidation of the Banks' product lines in advance of the FS-VFB Merger.

     Other real estate operations expense increased $328,000 during fiscal 1995, to $3.1 million from $2.7 million in fiscal 1994. The 1995 amount represented
 .37 percent of average assets compared to .34 percent in fiscal 1994. Of the fiscal 1995 total, $1.3 million came from provisions for loss on foreclosed real estate, $1.5 million came from operating and selling costs of foreclosed real estate, and $502,000 came from the writedown of a specific asset in recognition of the Company's desire to target this property for early liquidation.
Partially offsetting these charges was a $288,000 net gain on sale of OREO.

     Costs associated with office occupancy during fiscal 1995 was $5.1 million or .62 percent of average assets, compared to $4.9 million or .61 percent of average assets in fiscal 1994. Contributing to the $265,000 increase was the addition of a new computer maintenance contract, an increase in rented space, and an increase in general office building expense.

     FDIC's insurance premium expense was $1.4 million during fiscal 1995, a decrease of $26,000 from fiscal 1994. The decrease was due to a lower deposit base at the time of assessment.

     The amortization of excess cost over assets acquired (goodwill) during fiscal 1995 was $382,000, a decrease of $313,000 from fiscal 1994's $695,000.
Fiscal 1994's expense included a provision to write-down the carrying value of the PMSR due to the high prepayment speed of the PMSR mortgages during fiscal 1994.

     Professional fees decreased $184,000 during fiscal 1995 to $1.1 million or .14 percent of average assets, compared to .17 percent of average assets in fiscal 1994. Fiscal 1994 included additional consulting fees for problem credit resolutions, technology updates, and FDICIA implementation.

     Supplies expense for fiscal 1995 was $874,000, or .11 percent of average assets, compared to $687,000, or .09 percent of average assets, in fiscal 1994. Postage expense for fiscal 1995 was $829,000, or .10 percent of average assets, compared to $712,000, or .09 percent of average assets, in fiscal 1994.

FEDERAL AND STATE TAXES

     During fiscal 1995, the Company recognized income tax expense of $2.3 million on its income before income taxes of $6.5 million, resulting in an effective tax rate of 35.9 percent compared to income tax expense of $2.3 million on income before taxes of $6.0 million in fiscal 1994, an effective tax rate of 38.7 percent. Included in fiscal 1995 tax expense was a $293,000 tax credit that resulted from an IRS audit.

     At September 30, 1995, the Company had a net deferred income tax asset of approximately $776,000. For the year ending September 30, 1995, the Company generated approximately $5.4 million in taxable income.

Factors beyond management's control, such as the general state of the economy and real estate values, can affect future levels of taxable income and that no assurance can be given that sufficient taxable income will be generated to fully absorb gross deductible temporary differences. For further information on income taxes, see notes 1 and 10 of the notes to consolidated financial statements.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

     The OTS requires the Bank to maintain an average daily balance of liquid assets (cash and certain short term investments) equal to 5 percent of deposits and short term borrowings. During fiscal 1996 the Bank was in compliance with this requirement. The Bank uses deposit inflows, loan and mortgage backed security repayments, and loan sales to provide funds for lending activities, its primary use of funds. When these sources of funds are not sufficient to maintain the Bank's loan commitments, or are not cost effective, the Bank will borrow funds from either the FHLB or from reverse repurchase agreements using mortgage backed securities and other qualified investments as collateral. The FHLB requires that borrowing banks have outstanding debt no greater than 30 percent of their total assets. As of September 30, 1996, VFB had $153.9 million of outstanding debt, or 17.72 percent of its assets.

     As a holding company, the Company's primary sources of liquidity are dividends from the Bank, and maturities and repayments of investment securities. The Company uses its liquidity to pay cash dividends to stockholders, fund operating expenses, pay taxes and fund the development needs of its subsidiaries. During fiscal 1996, the Company received $2.7 million in cash dividends from the Bank. The Company anticipates that the Bank will continue paying dividends to the Company during fiscal 1997.

     Effective August 1, 1990, the OTS adopted a regulation that establishes uniform treatment for all capital distributions by savings associations (including dividends, stock repurchases, and cash-out mergers). This regulation classifies a savings association as a tier 1, a tier 2, or a tier 3 institution, depending on its level of regulatory capital both before and after giving effect to a proposed capital distribution. A tier 1 institution (one that both before and after a proposed capital distribution has net capital equal to or in excess of its fully phased-in regulatory capital requirement) would be allowed, subject to any otherwise applicable statutory or regulatory requirements or agreements entered into with regulating authorities, to make capital distributions in any calendar year in an amount equal to 100 percent of its net income to date during the calendar year plus up to 50 percent of its surplus capital ratio (the excess of its ratio of net capital to total assets over the ratio of its fully phased-in capital requirement to total assets) as of the beginning of the calendar year, adjusted to reflect current earnings. No regulatory approval of the capital distribution is required. For purposes of this regulation, at September 30, 1996, the Bank was classified as a tier 1 institution.

     During fiscal 1996, the Company utilized its treasury stock to supply shares to the Company's Stock Option Plan. The Company generated $907,000 of additional capital by using its treasury shares for such plan during of fiscal 1996. The Company anticipates that dividends from the Bank should provide adequate liquidity to Eastern. See note 18 of the notes to consolidated financial statements for Eastern only financial information.

INVESTMENT AND MORTGAGE BACKED SECURITIES

     Total investment and mortgage backed securities at September 30, 1996, were $315.0 million, a decrease of $22.0 million from the portfolio of $337.0 million at September 30, 1995. Included in the investment and mortgage backed securities portfolio are $13.2 million of CMOs. The underlying collateral of these CMOs consists of residential mortgages guaranteed by the FNMA. The Company considers these bonds relatively low risk derivative securities because it expects these bonds to react to changes in interest rates in a way that is not materially different from other fixed rate mortgage backed securities in the portfolio. During fiscal 1996, the Bank purchased $107.5 million in mortgage backed and investment securities compared to $31.3 million in fiscal 1995. During the first quarter of fiscal 1996, the Company took advantage of a provision in the FASB's special report on SFAS No. 115 which allowed entities to make a one-time reclassification of security classifications. The Bank reclassified $43.7 million from the held-to-maturity portfolio to the available-for-sale portfolio. Subsequently, the Bank sold a majority of these reclassified securities and utilized the proceeds, along with proceeds from loan and investment securities repayments and maturities, to invest in higher yielding loans and securities. The sources of funds for fiscal 1995 purchases were primarily loan and mortgage backed security repayments and maturities.

Repayments increased during fiscal 1996 due to higher prepayment rates on both newly purchased mortgage backed securities and on previously held securities. Proceeds from repayments and maturities of investments and mortgage backed securities were $79.0 million during fiscal 1996 compared to $37.2 million during fiscal 1995.

     Interest rates began to rise in the second half of fiscal 1996 increasing the net unrealized loss in the investment and mortgage backed securities held-to-maturity portfolios to $8.8 million at September 30, 1996 compared to $5.4 million at September 30, 1995. An unrealized loss results from an interest rate environment that is higher than the rates being earned on the investment and mortgage backed securities portfolios. Substantially all of the Company's securities are guaranteed by the U.S. Government or a related agency. In order to satisfy the requirements of SFAS No. 115, management has the positive intent to hold these securities to maturity and believes the Bank has the ability to do so.

LOANS

     The Company's net loans increased $34.8 million to $488.8 million at September 30, 1996, from $454.0 million at September 30, 1995 due primarily to increased originations and purchases. See Table 8 for further information regarding loans.

     Loan originations during fiscal 1996 were $215.1 million compared to $162.7 million during fiscal 1995. Falling interest rates in early fiscal 1996 increased the demand for new residential mortgage loan originations.

     The Bank originates fixed and ARM loans for sale. At September 30, 1996, the Bank had $10.5 million in mortgage loans held for sale that required no valuation reserve to adjust their carrying value to the lower of cost or market. At September 30, 1996, the Bank had $17.4 million in commitments to sell mortgage loans. During the year ended September 30, 1996, the Bank sold $126.8 million and securitized and sold $12.6 million in mortgage loans; all originated for sale.

     During fiscal 1996, the Bank's commercial lending was conducted on a limited basis. The returns realized historically had been impacted periodically by adverse economic conditions and did not justify the amount of regulatory capital required under the risk-based capital guidelines to support emphasis on such assets. The Bank's business plan concentrates on retail banking, emphasizing mortgage lending and the acquisition of demand deposits.

TABLE 8

LOAN ACTIVITY
                                                  Years ended September 30,
(Dollars in thousands)                      1996            1995         1994
--------------------------------------------------------------------------------
Originations:
   Residential mortgage                   $163,255        $ 95,195     $177,088
   Consumer                                 38,219          32,560       52,702
   Commercial real estate
   and non-real estate                      13,585          34,931       16,524
--------------------------------------------------------------------------------
      Total originations                  $215,059        $162,686     $246,314
--------------------------------------------------------------------------------
Loans purchased                           $ 53,072        $ 11,926     $  1,619
Loans sold                                 126,764          60,019      129,880
Loans securitized and sold                  12,575           1,002       18,887
Loans transferred to in-substance
   and foreclosed real estate                2,723           1,575        3,120
Loan repayments                             91,117          78,189       93,210
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     At September 30, 1996, the Bank had loan commitments of $93.5 million.
This included $16.0 million in residential mortgage loans, $17.7 million in commercial loans (primarily unadvanced funds on lines of credit) and $59.8 million in consumer loans (primarily unadvanced funds on equity lines of credit). While management believes it has been prudent in its lending decisions, uncertainties regarding future events, such as changes in interest rates, the real estate market, and the overall economy, could adversely affect the loan portfolios and future results of operations.

     Pursuant to the Merger Agreement, the Company may not make any loans or extensions of credit other than those which are on customary terms, conditions and standards and are within normal business practices until the effective date of the Merger.

OTHER REAL ESTATE OWNED

     Other real estate owned totaled $3.6 million at September 30, 1996, compared to $5.4 million at September 30, 1995. All of the fiscal 1996 and fiscal 1995 balances consisted of assets classified as nonperforming. During fiscal 1996, the Bank added $2.7 million into OREO, sold $4.1 million, and reduced the carrying value of certain properties by $389,000. During fiscal 1995, the Bank transferred $5.0 million into OREO, sold $4.8 million, and reduced the carrying value of specific properties by $1.3 million. The balance of OREO at September 30, 1995 was restated to reflect the Company's adoption of SFAS No. 114 that changed the criteria for classification of a loan as in-substance foreclosure. This required a reclassification of $2.7 million from OREO to the loan portfolio. Management continues to focus efforts on the reduction and resolution of OREO.

TABLE 9

OTHER REAL ESTATE OWNED


                                                              At September 30,
                                                   1996                          1995
-------------------------------------------------------------------------------------------------
                                                         PERCENT OF                    Percent of
(Dollars in thousands)                      AMOUNT          TOTAL         Amount          Total
-------------------------------------------------------------------------------------------------
By collateral:
   Residential real estate                  $1,463          36.41%        $1,531          24.61%
   Land zoned residential                      189           4.70            676          10.87
   Commercial real estate                      941          23.42            549           8.83
   Industrial parks                             --             --          1,273          20.46
   Investment real estate                       --             --            251           4.03
   Shopping centers                          1,425          35.47          1,729          27.79
   Other                                        --             --            212           3.41
-------------------------------------------------------------------------------------------------
   Total before valuation allowance         $4,018         100.00%        $6,221         100.00%
   Valuation allowance                        (407)                         (823)
-------------------------------------------------------------------------------------------------
   Total                                    $3,611                        $5,398
-------------------------------------------------------------------------------------------------
By state:
   Vermont                                  $2,153          53.58%        $3,501          56.28%
   New Hampshire                             1,865          46.42          2,720          43.72
-------------------------------------------------------------------------------------------------
   Total before valuation allowance         $4,018         100.00%        $6,221         100.00%
-------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------

TABLE 10

OTHER REAL ESTATE OWNED ACTIVITY

                                          Years ended September 30,
(Dollars in thousands)                        1996           1995
------------------------------------------------------------------
Balance at beginning of year                $5,398         $6,545
Additions                                    2,723          4,960
Sales                                       (4,121)        (4,778)
Provision for loss                            (389)        (1,329)
------------------------------------------------------------------
Balance at end of year                      $3,611         $5,398
------------------------------------------------------------------
------------------------------------------------------------------

DEPOSITS

     Total deposits increased from $616.4 million at September 30, 1995, to $641.3 million at September 30, 1996. Deposit growth in fiscal 1996 is due primarily to the Bank offering attractive rates on time deposits, money market accounts, and NOW accounts. Partially offsetting these increases was a decrease in passbook accounts as the Bank experienced some disintermediation. The Bank continued to increase demand deposit accounts for the purposes of attracting low cost deposits and the related fee income. These types of accounts help establish long-term core deposit relationships with customers to whom the Bank can sell other retail bank products and services. At September 30, 1996, the Bank's NOW and non-interest bearing demand deposits were $136.2 million compared to $126.5 million at September 30, 1995.

     Pursuant to the Merger Agreement, the Company cannot offer an interest rate with respect to any deposit that departs from past practices until the effective date of the Merger.

BORROWINGS

     Total borrowings of the Company decreased from $161.9 million at September 30, 1995, to $153.9 million at September 30, 1996. Deposit growth and maturities and repayments from the loan and investment portfolios were sufficient to meet operating activities during fiscal 1996. Therefore, the Company was able to reduce its outstanding borrowings.

     Pursuant to the Merger Agreement, the Company may not incur any additional debt obligation except in the ordinary course of business consistent with past practices until the effective date of the Merger.

ACCRUED EXPENSES AND OTHER LIABILITIES

     Accrued expenses and other liabilities increased $2.9 million to $9.8 million at September 30,1996 from $6.8 million at September 30, 1995. Fiscal 1996's balance included an accrual of $3.8 million for a non-recurring charge by the FDIC to recapitalize the SAIF. Somewhat offsetting this increase was a $307,000 accrual for severance related to the FS-VFB Merger in the fiscal 1995 balance. In addition, the fiscal 1996 accounts payable balance decreased approximately $339,000 from the fiscal 1995 accounts payable balance as the Bank lengthened its year end accounts payable cutoff procedures.

STOCKHOLDERS' EQUITY

     At September 30, 1996, stockholders' equity was $63.6 million, compared to $61.0 million at September 30, 1995, an increase of $2.6 million. During fiscal 1996, the Company recorded earnings of $3.3 million and paid aggregate cash dividends to stockholders of $1.8 million. The Company used approximately 78,000 treasury shares for the exercise of employee and director stock options and the directors deferred compensation plans.

     As a federally-insured savings bank, the Bank is required to maintain a minimum level of regulatory capital in accordance with OTS regulations. Under FIRREA, enacted August 7, 1989, the Director of the OTS must require savings institutions to maintain (i) "core capital" in an amount of not less than 3.0 percent of total assets, (ii) "tangible capital" in an amount not less than 1.5 percent of total assets and (iii) a level of risk-based capital materially the same as is required to be maintained by national banks. In determining compliance with the capital standards established by FIRREA, a savings institution must deduct from capital its entire investment in, and loans to, any subsidiary engaged as principal in activities not permissible for a national bank, other than subsidiaries (i) engaged in such non-permissible activities solely as agent for their customers, (ii) engaged in mortgage banking activities, or (iii) that are themselves savings institutions, or companies the only investment of which is another savings institution, acquired prior to May 1, 1989.

     The OTS has issued rules implementing the capital standards established by FIRREA, requiring savings institutions to achieve and maintain the 3.0 percent core capital to total assets ratio, a 1.5 percent tangible capital to total assets ratio, and a minimum ratio of total capital to total risk-weighted assets of 8.0 percent. In addition, the OTS has promulgated regulations under FDICIA requiring savings institutions classified as adequately capitalized to have (i) a ratio of total capital to risk-weighted assets of 8.0 percent or greater, (ii) a ratio of core capital to risk-weighted assets of 4.0 percent or greater, and
(iii) a ratio of core capital to adjusted total assets of either (A) 4.0 percent or greater, or (B) 3.0 percent or greater if the savings institution is rated composite 1 under the OTS Capital Adequacy, Asset Quality, Management Administration, Earnings, and Liquidity-Asset/Liability Management (CAMEL) rating system in the most recent examination of the savings institution. The OTS may impose higher regulations for individual savings institutions.

     At September 30, 1996, the Bank had risk-based capital of $58.9 million or 12.3 percent of risk-weighted assets on a fully phased-in basis. At September 30, 1996, the Bank exceeded its current regulatory capital requirements. The Bank had a core capital leverage ratio (as defined in the proposal) of 6.5 percent at September 30, 1996.

     On May 23, 1996 Eastern's Board of Directors declared a three-for-two stock split in the form of a 50 percent stock dividend. The distribution was made on June 19, 1996 to holders of record of the Company's Common Stock as of the close of business on June 5, 1996. All per share information herein has been adjusted to reflect the three-for-two stock split.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
Eastern Bancorp, Inc. and Subsidiaries                                         At September 30,
(Dollars in thousands, except share data)                                  1996               1995
----------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks (note 1)                                         $27,766             $19,862
Short-term investments (note 1)                                           12,043              11,099
Investment and mortgage backed securities available-for-sale
  (amortized cost of $1 at September 30, 1996,
  and $4,443 at September 30, 1995, notes 2 and 8)                             9               4,177
Investment securities held-to-maturity
  (market value of $47,946 at September 30, 1996, and
  $42,294 at September 30, 1995, notes 2 and 8)                           48,793              42,259
Mortgage backed securities held-to-maturity
  (market value of $236,869 at September 30, 1996, and
  $264,666 at September 30, 1995, notes 2, 8, and 9)                     244,856             270,133
FHLB stock (notes 2 and 8)                                                 9,283               9,283
Loans (net of allowance for loan losses of $2,858  at
  September 30, 1996, and $3,622 at September 30, 1995,
  notes 3, 4, and 8)                                                     478,306             445,780
Loans held for sale (note 3)                                              10,480               8,212
Accrued interest receivable:
  Investment and mortgage backed securities                                2,230               2,731
  Loans                                                                    2,843               2,761
Other real estate owned, net (note 5)                                      3,611               5,398
Investment in real estate                                                    437                 447
Premises and equipment, net (note 6)                                      16,693              14,232
Excess of cost over net assets acquired                                    3,528               3,908
Deferred income tax asset, net (note 10)                                   1,346                 776
Mortgage servicing rights (note 3)                                         3,061               1,675
Prepaid expense and other assets                                           3,393               3,352
----------------------------------------------------------------------------------------------------
        Total assets                                                    $868,678            $846,085
----------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposit accounts (including non-interest-bearing deposits
     of $55,986 at September 30, 1996, and $48,932 at
     September 30, 1995, note 7)                                        $641,286            $616,350
  Advances from FHLB (note 8)                                            153,636             136,632
  Securities sold under agreement to repurchase (note 9)                      --              24,855
  Capital lease obligation (note 6)                                          273                 395
  Accrued federal income taxes liabilities                                   102                  17
  Accrued expenses and other                                               9,801               6,853
----------------------------------------------------------------------------------------------------
        Total liabilities                                                805,098             785,102
----------------------------------------------------------------------------------------------------
Commitments and contingencies (notes 3, 6, 12, 13, 15, and 16)                --                  --
----------------------------------------------------------------------------------------------------
Stockholders' equity (notes 10, 11, and 16):
  Preferred stock, $0.01 par value: 1,000,000 shares authorized;
     no shares issued and outstanding                                         --                  --
  Common stock, $0.01 par value: 5,000,000 shares authorized;
     4,095,549 shares issued at September 30, 1996, and
     4,095,549 at September 30, 1995                                          41                  41
  Additional paid-in capital                                              36,384              36,182
  Retained income (substantially restricted)                              30,138              28,629
  Unrealized gain (loss) on securities available-for-sale,
     net (note 2)                                                              6                (175)
  Treasury stock (at cost), 444,015 shares at September 30, 1996,
     and 522,325 shares at September 30, 1995                             (2,989)             (3,694)
----------------------------------------------------------------------------------------------------
        Total stockholders' equity                                        63,580              60,983

----------------------------------------------------------------------------------------------------
        Total liabilities and stockholders' equity                      $868,678            $846,085
----------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
Eastern Bancorp, Inc. and Subsidiaries

                                                                      Years ended September 30,
(Dollars in thousands, except per share data)                     1996           1995           1994
----------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------
INTEREST INCOME
Residential mortgage loans                                     $19,226        $16,117        $13,550
Other loans                                                     22,335         22,432         19,306
Investment and mortgage backed securities
   available-for-sale                                              576            234          1,200
Investment securities held-to-maturity                           4,219          3,300          2,496
Mortgage backed securities held-to-maturity                     14,917         18,015         14,994
----------------------------------------------------------------------------------------------------
         Total interest income                                  61,273         60,098         51,546
----------------------------------------------------------------------------------------------------
INTEREST EXPENSE
Deposit accounts (note 7)                                       24,116         21,667         17,752
Borrowings                                                       8,224         10,551          7,861
----------------------------------------------------------------------------------------------------
         Total interest expense                                 32,340         32,218         25,613
----------------------------------------------------------------------------------------------------
Net interest income                                             28,933         27,880         25,933
Provision for  loan losses (note 4)                                895          1,822            797
----------------------------------------------------------------------------------------------------
         Net interest income after provision
           for loan losses                                      28,038         26,058         25,136
----------------------------------------------------------------------------------------------------
NON-INTEREST INCOME
Gain on sale of investment and mortgage backed
   securities, net (note 2)                                        808             --            443
Gain on sale of loans and mortgage servicing rights,
   net (note 3)                                                  1,851          1,867            783
Service fees on loans sold                                       1,146          1,334          1,054
Customer service fees                                            6,027          5,578          5,081
Miscellaneous                                                    1,441          1,238            661
----------------------------------------------------------------------------------------------------
         Total non-interest income                              11,273         10,017          8,022
----------------------------------------------------------------------------------------------------
      Income before non-interest expense and
         federal and state taxes                                39,311         36,075         33,158
----------------------------------------------------------------------------------------------------
NON-INTEREST EXPENSE
Compensation and benefits (note 12)                             12,122         11,368         10,871
Office occupancy, net (note 6)                                   6,071          5,120          4,855
Marketing                                                        1,718          1,526          1,167
Federal deposit insurance premium                                5,207          1,446          1,472
Other real estate owned operations (note 5)                      1,358          3,054          2,726
Professional fees                                                  764          1,144          1,328
Amortization of intangibles                                        381            382            695
Restructuring and FS-VFB merger related (note 17)                  401          1,029             --
Supplies                                                         1,333            874            687
Telephone                                                          869            582            560
Postage                                                            939            829            712
Other                                                            2,789          2,179          2,119
----------------------------------------------------------------------------------------------------
         Total non-interest expense                             33,952         29,533         27,192
----------------------------------------------------------------------------------------------------
      Income before federal and state taxes                      5,359          6,542          5,966
      Federal and state tax expense (notes 1 and 10)             2,055          2,347          2,307
----------------------------------------------------------------------------------------------------
         Net Income                                             $3,304         $4,195         $3,659
----------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------
Earnings per common and common equivalent shares
   outstanding                                                 $  0.87        $  1.13        $  1.00
Cash dividends paid per common share                              0.49           0.24           0.10
Weighted average number of common and common equivalent
   shares outstanding                                        3,807,724      3,721,573      3,658,510
----------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.
                                       51

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Eastern Bancorp, Inc. and Subsidiaries

                                                                                         Unrealized gain
                                                                                            (loss) on
                                  Number                    Additional                     securities                      Total
                                 of common       Common      paid-in         Retained      available-     Treasury     stockholders'
(Dollars in thousands)            shares          stock       capital         income      for-sale, net     stock         equity
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT SEPTEMBER 30, 1993      3,492          $  41      $  36,092      $  21,991         $  997      $  (4,438)     $  54,683
Net income                            --             --             --          3,659             --             --          3,659
Cash dividends paid
   ($0.10 per share)                  --             --             --           (353)            --             --           (353)
Stock options exercised,
   net (note 16)                      24             --           (137)            --             --            244            107
Sale of treasury stock                25             --             91             --             --            233            324
Increase in unrealized (loss) on
   securities available-for-sale,
   net (note 2)                       --             --             --             --         (1,217)            --         (1,217)
------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT SEPTEMBER 30, 1994      3,541             41         36,046         25,297           (220)        (3,961)        57,203
Net income                            --             --             --          4,195             --             --          4,195
Cash dividends paid ($0.24
   per share)                         --             --             --           (863)            --             --           (863)
Stock options exercised, net
   (note 16)                           3             --             --             --             --             37             37
Sale of treasury stock                29             --            136             --             --            230            366
Decrease in unrealized (loss) on
   securities available-for-sale,
   net (note 2)                       --             --             --             --             45             --             45
------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT SEPTEMBER 30, 1995      3,573             41         36,182         28,629           (175)        (3,694)        60,983
Net income                            --             --             --          3,304             --             --          3,304
Cash dividends paid ($0.49
   per share)                         --             --             --         (1,795)            --             --         (1,795)
Stock options exercised, net
   (note 16)                          77             --            194             --             --            695            889
Sale of treasury stock                 1             --              8             --             --             10             18
Decrease in unrealized (loss) on
   securities available-for-sale,
   net (note 2)                       --             --             --             --            181             --            181
------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT SEPTEMBER 30, 1996      3,651            $41        $36,384        $30,138             $6        $(2,989)       $63,580
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Eastern Bancorp, Inc. and Subsidiaries                                 Years ended September 30,
(Dollars in thousands)                                            1996           1995           1994
----------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                                    $3,304         $4,195         $3,659
  Adjustments to reconcile net income to net cash
    provided (used) by operating activities:
      Depreciation, amortization, and accretion                  4,101          3,622          5,215
      Provision for loan losses                                    895          1,822            797
      (Gain) on sale of investment  and mortage
        backed securities                                         (808)            --           (443)
      (Gain) on sale of loans and mortgage servicing
        rights                                                  (1,851)        (1,867)          (783)
      (Gain) on sale of real estate owned                         (521)          (288)          (156)
      Provision for loss on other real estate owned                389          1,329          1,282
      Loans originated for sale                               (133,569)       (64,073)      (132,191)
      Proceeds from sales of loans originated for sale         133,062         61,021        140,954
      (Increase) decrease in accrued interest receivable           419           (613)          (114)
      Decrease in income taxes receivable                           --             --            319
      Capitalization of mortgage  servicing  rights             (1,549)          (629)            --
      (Increase) decrease in prepaid expenses and
        other assets                                               842           (480)           805
      (Increase) decrease in deferred income tax asset            (663)           372            (55)
      Increase (decrease) in accrued expenses and
        other liabilities                                        2,948          1,704         (1,844)
      Increase (decrease) in accrued federal income taxes           85           (490)           507
        Total adjustments                                        3,780          1,430         14,293
----------------------------------------------------------------------------------------------------
        Net cash provided (used) by operating activities         7,084          5,625         17,952
----------------------------------------------------------------------------------------------------
Cash flows from investing activities:
    Net (increase) decrease in short-term investments             (944)        (4,390)        16,472
    Net (increase) in FHLB stock                                    --           (360)        (1,409)
    Portfolio loans:
          Proceeds from sales                                    6,277             --          7,813
          Purchases                                            (53,072)       (11,926)        (1,619)
          Originations net of repayments                         9,627        (20,423)       (20,913)
          Recoveries on loans previously charged off               231            136            313
    Investment and mortgage backed securities
      available-for-sale:
          Purchases                                             (4,995)          (231)          (196)
          Proceeds from sales                                   51,909             --        146,120
          Proceeds from maturities and returns of
            principal                                            1,980             --         11,211
    Investments held-to-maturity:
          Purchases                                            (61,207)       (18,712)       (27,216)
          Proceeds from sales                                       --             --            165
          Proceeds from maturities and returns of
            principal                                           42,751          8,900         11,855
    Mortgage backed securities held-to-maturity:
          Purchases                                            (41,340)       (12,350)      (244,377)
          Proceeds from sales                                       --             --             --
          Proceeds from maturities and returns of
            principal                                           34,260         28,339         39,171
    Purchases of premises and equipment, net of
      sales proceeds                                            (4,790)        (2,902)        (1,287)
    Proceeds from sales of real estate, net                      4,642          5,066          8,005
    Purchase of mortgage servicing rights                         (594)          (971)          (521)
    Proceeds from sale of servicing rights                          --          2,023             --
    (Increase) decrease in investment in real estate                10            702           (548)
----------------------------------------------------------------------------------------------------
    Net cash (used) by investing activities                   $(15,255)      $(27,099)      $(56,961)
----------------------------------------------------------------------------------------------------

                                                                       CONTINUED

CONTINUED                                                    Years ended September 30,
(Dollars in thousands)                                  1996           1995           1994
------------------------------------------------------------------------------------------
Cash flows from financing activities:
   Net increase in deposits                          $24,936        $31,961        $12,435
   Advances from FHLB:
      Proceeds                                        87,023        199,456        171,479
      Repayments                                     (70,019)      (234,303)      (131,260)
   Securities sold under agreement
    to repurchase:
      Proceeds                                        11,855         37,855          4,500
      Repayments                                     (36,710)       (13,000)       (15,500)
   Reduction in capital lease obligation                (122)          (114)          (105)
   Net proceeds from exercise of stock
    options and/or sale of treasury stock                907            403            431
   Dividends paid                                     (1,795)          (863)          (353)
------------------------------------------------------------------------------------------
      Net cash provided by financing activities       16,075         21,395         41,627
------------------------------------------------------------------------------------------
      Net increase (decrease) in cash                  7,904            (79)         2,618
      Cash and cash equivalents at beginning
       of year                                        19,862         19,941         17,323
      Cash and cash equivalents at end of year       $27,766        $19,862        $19,941
------------------------------------------------------------------------------------------
Cash paid for:
   Interest                                          $32,511        $31,984        $25,546
   Federal and state taxes                             2,200          2,249          1,910
Supplemental disclosure of non-cash activities:
   Change in unrealized gain (loss) on
      investment and mortgage backed securities
      available-for-sale, net                            181             45         (1,217)
   Investment and mortgage backed securities
      held-to-maturity transferred to investment
      and mortgage backed securities
      available-for-sale                              43,664             --             --
   Loans charged off                                   1,890          2,054          2,114
   Loans securitized and sold                         12,575          1,002         18,887
   Loans foreclosed or transferred to
      in-substance foreclosure                         2,723          1,575          3,120
------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Eastern Bancorp, Inc. and Subsidiaries
September 30, 1996, 1995, and 1994

 (1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accounting and reporting policies of the Company conform to generally accepted accounting principles and to general practices within the banking industry.

     In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the balance sheets, and income and expense for the periods. Actual results could differ materially from those estimates.

     Among the material estimates that are particularly susceptible of change are those that relate to the determination of the allowance for loan losses and valuation of other real estate owned. In connection with the determination of the allowance for loan losses and the carrying value of OREO, management obtains independent appraisals for significant properties.

     A substantial portion of the Company's loans are secured by real estate in depressed markets in Vermont and New Hampshire. In addition, a majority of OREO is located in those same markets. Accordingly, the ultimate collectibility of a substantial portion of the Company's loan portfolio and the recovery of all the OREO is susceptible of changing conditions in these markets.

     Certain fiscal 1995 and fiscal 1994 information has been reclassified to conform with the 1996 presentation. The following is a description of the significant accounting policies.

PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of Eastern Bancorp, Inc. and its wholly-owned subsidiary VFB. The Company also owns VSC, a real estate development company it purchased from VFB in December 1991. VFB's wholly-owned subsidiaries are Eastern Real Estate Corporation, Investment Alternative Financial Services Corporation, and Long Bay II (liquidated as of September 30, 1996). All significant intercompany balances and transactions have been eliminated in consolidation.

CASH AND DUE FROM BANKS

     The Bank is required to maintain cash and reserve balances with the Federal Reserve Bank. The reserve calculation is 3.0 percent of the first $52.0 million of checking deposits and 10.0 percent of total checking deposits over $52.0 million. At September 30, 1996, the Bank was required to maintain a reserve balance of $10.3 million.

SHORT-TERM INVESTMENTS

     Short-term investments are carried at cost, which approximates market value, and consist of federal funds and certificates of deposit with original maturities of ninety days or less.

INVESTMENT AND MORTGAGE BACKED SECURITIES

     Debt securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost; debt and equity securities that are bought and held principally for the purpose of selling are classified as trading and reported at fair value, with unrealized gains and losses included in earnings; and debt and equity securities not classified as either held-to-maturity or trading are classified as available-for-sale and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity, net of estimated income taxes. Originated mortgage loans converted to mortgage backed securities to be sold are classified as trading.

     Premiums and discounts on investment and mortgage backed securities are amortized or accreted into income by use of the level-yield method. If a decline in fair value below the amortized cost basis of an investment or mortgage backed security is judged to be other than temporary, the cost basis of the investment is written down to fair value. The amount of the writedown is included as a charge against gain on sale of investment and mortgage backed securities. Gains and losses on the sale of investment and mortgage backed securities are recognized at the time of sale on a specific identification basis.
                                       55

LOANS

     In May 1993, the FASB issued SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," that was amended in October 1994 by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosure." Under SFAS No. 114, a loan is impaired when it is probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan agreement. Large groups of smaller balance homogeneous loans that are collectively evaluated for impairment, such as residential mortgage and installment loans, are exempt from the provisions of SFAS No. 114. The statements, which were adopted by the Company on October 1, 1995, require changes in both the disclosure and impairment measurement of certain loans. In addition, criteria for classification of a loan as an in-substance foreclosure were modified in such a way that such classification need be made only when the lender is in possession of the collateral. At adoption, the Company reclassified $2.6 million of in-substance foreclosure loans from OREO to loans. Adoption of these statements had no material impact on the Company's financial position or results of operations. Fiscal 1996 and 1995 amounts reflect the reclassification of ISF loans to the loan portfolio. Fiscal 1994 amounts have not been reclassified due to the lack of appropriate detail to make the required reclassifications.

     Impaired loans are commercial, commercial real estate, and individually significant mortgage and consumer loans for which it is probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan agreement. The definition of "impaired loans" is not the same as the definition of "nonaccrual loans," although the two categories overlap; nonaccrual loans include impaired loans. The Company may choose to place a loan on nonaccrual status, while not classifying the loan as impaired, if (i) it is not probable that the Company will not collect all amounts due in accordance with the contractual terms of the loan or (ii) the loan is not a commercial, commercial real estate or an individually significant mortgage or consumer loan. Factors considered by management in determining impairment include payment status and collateral value. The amount of impairment is determined by the difference between the present value of the expected cash flows related to the loan, using the original contractual interest rate, and its recorded value. The Company, as a practical expedient in the case of collateralized loans determines the amount of impairment as the difference between the fair value of the collateral and the recorded amount of the loan, which does not materially differ from that which would be recognized by the use of the present value of the expected cash flows related to the loan. When foreclosure is probable, impairment is measured based on the fair value of the collateral. Mortgage and consumer loans which are not individually significant are measured for impairment collectively. Loans that experience insignificant payment delays and insignificant shortfalls in payment amounts generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

     Restructured, accruing loans entered into prior to the adoption of these statements are not required to be reported as impaired unless such loans are not performing according to the restructured terms at adoption of SFAS No. 114.
Loan restructurings entered into after adoption of SFAS No. 114 are reported as impaired loans, and impairment is measured as described above using the loan's pre-modification rate of interest.

     Interest income on loans is recognized on the accrual method. Loans on which the accrual of interest has been discontinued are designated nonaccrual loans. Accrual of interest income on loans is discontinued when loan payments are ninety days or more in arrears or when concern exists as to the collectibility of principal or interest. When a loan is placed on nonaccrual status, all interest previously accrued but not collected is reversed against current period income. Loans are removed from nonaccrual when they become less than ninety days past due and when concern no longer exists as to the collectibility of principal or interest. Interest received on nonaccruing loans is either applied against principal or reported as income according to management's judgment as to the collectibility of principal. Income received on impaired loans is recognized in income similar to nonaccrual loans.

     Discounts and premiums on loans are accreted over the remaining estimated lives of the related loans using the level-yield method. Loan origination and commitment fees and certain incremental loan origination costs are deferred and are amortized over the contractual lives of the related loans, using the level-yield method.

LOAN SALES AND SERVICING

     Additional funds for lending are provided by selling loans and participating interests in loans. Mortgage loans designated as held for sale are carried at the lower of cost or market value. Net unrealized losses, if any, are provided for in a valuation allowance by charges to operations.

     When loans are sold, gains and losses on sales of these loans are determined using the specific identification method.

     Gains and losses resulting from the sales of loans with servicing retained are adjusted to recognize the present value of the differences between the loan yield to the investor, reduced by normal servicing fees, and the interest rate on the loan over the estimated lives of the related loans. The resulting premium is amortized as a reduction of servicing fee income, using the level yield method over the estimated remaining lives of the loans.

     In May 1995, the FASB issued SFAS No. 122, "Accounting for Mortgage Servicing Rights , an Amendment of FASB Statement No. 65." The Company elected
to adopt this standard effective October 1, 1994.   Accordingly, the Company's
financial statement reporting for fiscal 1994 was accounted for under the original FASB Statement No. 65. As a result of adopting SFAS No. 122, gain on sale of loans and mortgage servicing rights increased $566,000 for the year ended September 30, 1995.

     This statement requires the Company to recognize as separate assets rights to service mortgage loans for others, however those servicing rights are acquired. When the Company acquires mortgage servicing rights either through the purchase or origination of mortgage loans (originated mortgage loan servicing rights) and sells or securitizes those loans with servicing rights retained, it allocates the total cost of the mortgage loans to the mortgage servicing rights and the loans (without the mortgage servicing rights) based on their relative fair values. To determine the fair value of the servicing rights created, the Company uses the market prices under comparable servicing sales contracts, when available, or alternatively uses a valuation model that calculates the present value of future cash flows to determine the fair value of the servicing rights. In using this valuation method, the Company incorporates assumptions that market participants would use in estimating future net servicing income, which includes estimates of the cost of servicing loans, the discount rate, the float value, an inflation rate, ancillary income, prepayment speeds and default rates. When the Company purchases mortgage loan servicing rights separately, the initial purchase cost is recognized as an asset. Originated and purchased mortgage loan servicing rights are amortized as a reduction of service income in proportion to, and over the period of, estimated net servicing income by use of the level-yield method.

     On a quarterly basis, the carrying values of originated and purchased mortgage loan servicing rights are assessed for impairment based on the fair value of such rights. The fair value is estimated using market prices when available or, alternatively, using the valuation model referred to above with current assumptions. Any impairment is recognized as a charge to earnings through a valuation allowance. The risk characteristics of the underlying loans used to measure impairment of originated and purchased mortgage loan servicing rights include loan type, interest rate, loan origination date, term to maturity, and geographic location.

ALLOWANCE FOR LOAN LOSSES

     The allowance for loan losses is maintained at a level that management considers adequate to provide for potential losses based upon an evaluation of inherent risk in the loan portfolio. Such evaluation includes a review of overall portfolio size, quality, and composition, and an assessment of existing economic conditions that may affect the borrower's ability to pay, specific problem loans, and trends in delinquencies and charge offs.

     While management uses available information in establishing the allowance for loan losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluations. Additions to the allowance are charged to operations; realized losses, net of recoveries, are charged to the allowance. Loans are charged off in whole or in part when, in management's opinion, collectibility is not probable. Management believes that the allowance for loan losses is adequate. In addition, various regulatory agencies, as part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

OTHER REAL ESTATE OWNED

     OREO includes foreclosed properties of which the Bank has actually received
title.   Real estate formally acquired in settlement of loans are recorded at the lower of the carrying value of the loan or the fair value of the property actually received, less selling costs. Losses arising from the acquisition of real estate are charged against the allowance for loan losses. Operating expenses and any subsequent provisions to reduce the carrying value to fair value minus costs to sell are charged to current period earnings. Gains upon disposition are reflected in earnings as realized; realized losses are charged to the related allowance.

     An allowance for losses is maintained for OREO which management believes to be adequate to provide for potential losses. Additions to the allowance are charged to operations.

INVESTMENT IN REAL ESTATE

     Real estate investments are carried at the lower of cost or net realizable value. The acquisition, construction and holding costs incurred during the development period are capitalized. After each project is completed and the unit sales are consummated, revenue is recognized when a sufficient down payment is received from the buyer.

PREMISES AND EQUIPMENT

     Premises and equipment are carried at cost less accumulated depreciation and amortization. Depreciation is accumulated over the estimated useful lives of the related assets using the straight-line method for buildings and the declining balance or straight-line method for other assets. Amortization of leasehold improvements is accumulated on a straight-line basis over the lesser of the term of the respective lease or the asset's useful life.

     It is general practice to charge the cost of maintenance and repairs to operations when incurred; major expenditures for improvements are capitalized and depreciated.

EXCESS OF COST OVER NET ASSETS ACQUIRED

     The excess of cost over net assets acquired is amortized to expense using the straight-line method over periods of fifteen and twenty-five years. On an ongoing basis, management reviews the valuation and amortization of its intangible assets. During this review, management estimates the value of the Company's intangible assets, taking into consideration any events and circumstances which might have diminished fair value.

FEDERAL INCOME TAXES

     Income taxes are accounted for using the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and the respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

PER SHARE DATA

     Earnings per share have been calculated based on the weighted average number of common and common equivalent shares outstanding for each of the periods presented. Employee Stock Ownership plan (ESOP) shares that are not committed to be released are not considered outstanding for purposes of calculating earnings per share.

STATEMENTS OF CASH FLOWS

     For purposes of reporting cash flows, cash and due from banks includes cash on hand, cash items in the process of collection, and amounts due from banks.

RECENT ACCOUNTING DEVELOPMENTS

     SFAS No. 123, "Accounting for Stock-Based Compensation," is effective for years beginning on October 1, 1996. This statement establishes a fair-value-based method of accounting for stock-based compensation plans under which compensation cost is measured at the grant date based on the value of the award and is recognized over the service period. However, the statement allows a company to continue to measure compensation cost for such plans under Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," under APB Opinion No. 25, no compensation cost is recorded if, at the grant date, the exercise price of options granted is equal to the fair market value of the Company's common stock. The Company has elected to continue to follow the accounting method under APB No. 25. SFAS No. 123 requires companies that elect to continue to follow the accounting in APB Opinion No. 25 to disclose in the notes to their financial statements pro forma net income and earnings per share as if the fair-value-based method of accounting had been applied.

     In June 1996, the FASB issued SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial-components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. Under the financial-components approach, after a transfer of financial assets, an entity recognizes all financial and servicing assets it controls and liabilities it has incurred and derecognizes financial assets it no longer controls and liabilities that have been extinguished. The financial-components approach focuses on the assets and liabilities that exist after the transfer. Many of these assets and liabilities are components of financial assets that existed prior to the transfer. If a transfer does not meet the criteria for a sale, the transfer is accounted for as a secured borrowing with a pledge of collateral.

     The statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and will be applied prospectively. Earlier or retroactive application of this statement is not permitted. The Company has determined that the adoption of this statement will not have a material impact on its consolidated financial statements.

 (2) INVESTMENT AND MORTGAGE BACKED SECURITIES

     A summary of investment and mortgage backed securities classified as available-for-sale and held-to-maturity at September 30, 1996 and 1995 follows:

AVAILABLE-FOR-SALE                                                                                   Quoted
(Dollars in thousands)                                Amortized      Unrealized     Unrealized       market
AT SEPTEMBER 30, 1996                                   cost            gains         losses          value
-----------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------
Investment securities:
   Marketable equity securities                           $0             $3            $--             $3
-----------------------------------------------------------------------------------------------------------
      Total investment securities                         $0             $3            $--             $3
-----------------------------------------------------------------------------------------------------------
Mortgage backed securities, by issuer:
   Other                                                  $1             $5            $--             $6
-----------------------------------------------------------------------------------------------------------
      Total mortgage backed securities                    $1             $5            $--             $6
-----------------------------------------------------------------------------------------------------------
      Total available-for-sale                            $1             $8            $--             $9
-----------------------------------------------------------------------------------------------------------
HELD-TO-MATURITY                                                                                     Quoted
(Dollars in thousands)                                Amortized      Unrealized     Unrealized       market
AT SEPTEMBER 30, 1996                                   cost            gains         losses          value
-----------------------------------------------------------------------------------------------------------
Investment securities:
   United States Government and related
      obligations                                    $27,075             $3           $234        $26,844
   Municipal bonds                                       247              2              1            248
   Corporate debentures                                1,002              1              1          1,002
   FHLB debentures                                    20,469             --            617         19,852
-----------------------------------------------------------------------------------------------------------
      Total investment securities
         held-to-maturity                            $48,793             $6           $853        $47,946
-----------------------------------------------------------------------------------------------------------
Mortgage backed securities, by issuer:
 Fixed rate:
   FHLMC                                           $  26,679         $  148         $  581      $  26,246
   FNMA                                              165,116            109          7,433        157,792
   GNMA                                                   99              1              1             99
 Adjustable rate:
   FHLMC                                               3,788             --            168          3,620
   FNMA                                               11,415             --            299         11,116
   GNMA                                               37,759            237             --         37,996
-----------------------------------------------------------------------------------------------------------
      Total mortgage backed securities
         held-to-maturity                           $244,856           $495         $8,482       $236,869
-----------------------------------------------------------------------------------------------------------

AVAILABLE-FOR-SALE                                                                                   Quoted
(Dollars in thousands)                                Amortized      Unrealized     Unrealized       market
AT SEPTEMBER 30, 1995                                   cost            gains         losses          value
-----------------------------------------------------------------------------------------------------------
Investment securities:
   Mutual fund                                        $4,440            $--           $301         $4,139
   Marketable equity securities                            2             29             --             31
-----------------------------------------------------------------------------------------------------------
      Total investment securities                     $4,442            $29           $301         $4,170
-----------------------------------------------------------------------------------------------------------
Mortgage backed securities, by issuer:
FNMA                                                    $  1            $ 6           $ --           $  7
-----------------------------------------------------------------------------------------------------------
   Total mortgage backed securities                     $  1            $ 6           $ --           $  7
-----------------------------------------------------------------------------------------------------------
   Total available-for-sale                           $4,443            $35           $301         $4,177
-----------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------

HELD-TO-MATURITY                                                                     Quoted
(Dollars in thousands)                               Amortized      Unrealized     Unrealized      market
AT SEPTEMBER 30, 1995                                  cost            gains         losses         value
---------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------
Investment securities:
   United States Government and related
      obligations                                    $20,997            $17            $26        $20,988
   Municipal bonds                                     1,251              1              5          1,247
   Corporate debentures                                1,011              2              5          1,008
   FHLB debentures                                    19,000             66             15         19,051
---------------------------------------------------------------------------------------------------------
      Total investment securities
         held-to-maturity                            $42,259            $86            $51        $42,294
---------------------------------------------------------------------------------------------------------
Mortgage backed securities, by issuer:
 Fixed rate:
   FHLMC                                           $  36,832         $  294         $  585       $ 36,541
   FNMA                                              195,644            275          5,510        190,409
   GNMA                                                  128              3             --            131
 Adjustable rate:
   FHLMC                                              19,039            304            174         19,169
   FNMA                                               12,348             --            371         11,977
   GNMA                                                6,142            297             --          6,439
---------------------------------------------------------------------------------------------------------
      Total mortgage backed securities
         held-to-maturity                           $270,133         $1,173         $6,640       $264,666
---------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------

     The Company had $51,909,000, $0, and $146,120,000 in proceeds from sales of investment and mortgage backed securities available-for-sale in 1996, 1995 and 1994, respectively. Realized gains from sales of investment and mortgage backed securities available-for-sale during 1996 were $121,000 and $990,000, compared to realized gains of $0 and $0, respectively, in 1995, and realized gains of $265,000 and $1,037,000, respectively, in 1994. Realized losses from sales of investment and mortgage backed securities available-for-sale during 1996 were $241,000 and $62,000, respectively compared to realized losses of $0 and $0, respectively, in 1995, and $0 and $859,000, respectively, in 1994.

     The following table sets forth the contractual maturities of the Company's investment and mortgage backed securities held-to-maturity. Maturities of mortgage backed securities are presented based on the last contractual payment date which is not representative of anticipated cash receipts. Actual principal paydowns of mortgage backed securities will occur throughout the life of the securities. Expected maturities of certain securities may differ from contractual maturities because borrowers have the right to call or prepay.

HELD-TO-MATURITY
(Dollars in thousands)                                               At September 30, 1996
--------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------
                                                                    After 1         After 5
                                                      Within        through         through           After
AMORTIZED COST                                        1 year        5 years        10 years         10 years         Total
--------------------------------------------------------------------------------------------------------------------------
United States Government and related obligations      $5,075        $12,000        $10,000          $  --        $  27,075
Mortgage backed securities                                --          8,678         27,363        208,815          244,856
Municipal bonds                                          125             --             --            122              247
Corporate debentures                                     502            500             --             --            1,002
FHLB debentures                                          699          5,000          4,770         10,000           20,469
--------------------------------------------------------------------------------------------------------------------------
     Total                                            $6,401        $26,178        $42,133       $218,937         $293,649
--------------------------------------------------------------------------------------------------------------------------
Weighted average interest rate                         5.35%          6.49%          6.66%          6.79%            6.71%

MARKET VALUE
--------------------------------------------------------------------------------------------------------------------------
United States Government and related obligations      $5,077      $  11,916       $  9,851          $  --        $  26,844
Mortgage backed securities                                --          8,536         26,886        201,447          236,869
Municipal bonds                                          125             --             --            123              248
Corporate debentures                                     501            501             --             --            1,002
FHLB debentures                                          699          4,903          4,600          9,650           19,852
--------------------------------------------------------------------------------------------------------------------------
     Total                                            $6,402        $25,856        $41,337       $211,220         $284,815
--------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------

     At September 30, 1996, the Company had mortgage backed securities available-for-sale maturing on November 1, 2008, with an amortized cost of $500 and a market value of $6,000.

     At September 30, 1996, the Company owned $13.2 million of CMOs classified as mortgage backed securities held-to-maturity. The underlying collateral of these derivative securities consists of residential mortgages guaranteed by the FNMA.

     As a member of the FHLB, the Bank is required to invest in $100 par value stock of the FHLB in the amount of 1.0 percent of its outstanding loans secured by residential housing, or 1.0 percent of 30 percent of total assets, or 5.0 percent of their outstanding advances from the FHLB, whichever is highest. As and when such stock is redeemed, the Bank would receive from the FHLB an amount equal to the par value of the stock. As of September 30, 1996, the Bank was required to have an investment of at least $7,681,000.

     During the first quarter of fiscal 1996, the Company took advantage of a provision in the FASB's special report on SFAS no. 115 which allowed entities to make a one-time reclassification of security classifications. The Bank reclassified $43.7 million from the held-to-maturity portfolio to the available-for-sale portfolio. Subsequently, the Bank sold a majority of these reclassified securities.

(3) LOANS

     The Company's lending activities are conducted principally in Vermont and southeastern and central New Hampshire. The Bank grants single family residential loans, condominium loans, commercial real estate loans, commercial loans, and a variety of consumer loans. In addition, the Bank grants loans for the construction of residential homes, for the construction of commercial real estate properties, and for land development. Substantially all loans granted by the Bank are secured by real estate collateral. The ability and willingness of residential mortgage and consumer loan borrowers to honor their repayment commitments is impacted by the health of the real estate market in the borrowers' geographic areas and the general economy. The Bank is prohibited by statute and OTS regulations from lending to any one borrower aggregate amounts in excess of 15.0 percent of the institution's unimpaired capital and unimpaired surplus for loans and extensions of credit that are not fully secured and an additional 10.0 percent of unimpaired capital and unimpaired surplus for loans and extensions of credit that are fully secured by readily marketable collateral. This lending limit may not apply to loans and extensions of credit that are less than $500,000 in the aggregate. The Company had no such lending relationships with borrowers at September 30, 1996.

     Loans totaling $7,945,000, $11,076,000, and $5,454,000 were nonaccruing at September 30, 1996, 1995 and 1994, respectively. However, fiscal 1994 does not include in-substance foreclosures. Total restructured loans were $6,925,000, $5,786,000, and $4,999,000 at September 30, 1996, 1995, and 1994, respectively.
The Bank has no additional funding commitments to these borrowers. The reduction in interest income for the years ended September 30 associated with nonaccrual and restructured loans held at the end of each year is as follows:

(Dollars in thousands)                                  1996           1995           1994
------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------
Interest income in accordance
   with original terms                                  $904         $1,225           $575
Interest income recognized                               132            332            303
------------------------------------------------------------------------------------------
   Interest income not recognized                       $772           $893           $272
------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------

     At September 30, 1996, the recorded investment in loans that are considered to be impaired under SFAS No. 114 was $5,348,572 (of which $3,529,559 was on a nonaccrual basis). Included in total impaired loans are $3,336,575 of impaired loans with specific valuation allowances aggregating to $408,630. All impaired loan relationships in excess of $100,000 were measured using the difference between the fair value of collateral and the recorded amount of the loan. Impaired loan relationships less than $100,000 totaled $211,448. The average recorded investment in impaired loans during the twelve months ended September 30, 1996 was approximately $6,437,640. For the twelve months ended September 30, 1996, the Bank recognized interest income on impaired loans of $451,469.

     In the ordinary course of business, the Bank makes loans to its directors, officers, principal stockholders, and related interests of such individuals or entities ("affiliates") on substantially the same terms as those prevailing at the time of origination for comparable transactions with other borrowers and subject to certain other limitations as provided in OTS regulations. An analysis of loans to affiliates that exceed $60,000 in aggregate outstanding amount to any related parties during the years ended September 30, 1996 and 1995 is as follows:

(Dollars in thousands)                             1996                          1995
-------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------
Balance at beginning of year                     $2,317                        $2,465
Additions                                           261                            71
Repayments                                         (454)                         (219)
Employment changes                               (1,245)                           --

-------------------------------------------------------------------------------------
     Balance at end of year                      $  879                        $2,317
-------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------

Loans are summarized as follows:

                                                                 At September 30,
(Dollars in thousands)                                       1996                1995
-------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------
Residential mortgage loans:
   Conventional -- fixed rate                           $  60,218           $  29,859
   Conventional -- variable rate                          186,049             179,118
   Construction                                             9,939               5,386
   Partially guaranteed by VA or insured by FHA               986               1,467
   Mortgage loans held for sale                            10,480               8,212
-------------------------------------------------------------------------------------
      Total residential mortgage loans                    267,672             224,042
-------------------------------------------------------------------------------------
Consumer loans:
   Home equity                                             76,917              79,878
   Mobile home                                             40,109              44,690
   Auto and personal                                       15,866              11,522
   Secured by deposit accounts                              2,018               2,062
   Other                                                    2,017               4,176
-------------------------------------------------------------------------------------
      Total consumer loans                                136,927             142,328
-------------------------------------------------------------------------------------
Commercial loans:
   Commercial real estate                                  83,171              82,962
   Other secured                                            7,315              10,174
-------------------------------------------------------------------------------------
      Total commercial loans                               90,486              93,136
-------------------------------------------------------------------------------------
      Total loans receivable                              495,085             459,506
-------------------------------------------------------------------------------------
Deductions:
   Deferred loan (fees) costs                                (151)                245
   Unamortized premiums, net                                 (488)               (252)
   Undisbursed proceeds on loans in process                 4,080               1,899
   Allowance for loan losses (note 4)                       2,858               3,622
-------------------------------------------------------------------------------------
      Total                                                 6,299               5,514
-------------------------------------------------------------------------------------
      Net loans receivable                               $488,786            $453,992
-------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------

     Mortgage and commercial loans serviced for other investors were approximately $647,653,000, $563,021,000, and $666,732,000 at September 30,
1996, 1995, and 1994, respectively. Loans serviced for others include approximately $95.0 million and $59.0 million at September 30, 1996 and 1995, respectively, the servicing rights to which were purchased by VFB during 1996 and 1995. During 1995, the rights to service $162.6 million of mortgage loans were sold without recourse to an unrelated party for a price of $2.0 million. This sale resulted in a gain of $777,000. The following table shows fiscal 1996 and fiscal 1995 activity for all loan servicing rights.

(Dollars in thousands)                   Purchased     Originated         Excess          Total
-----------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------
Balance at beginning of fiscal 1995         $1,524         $   --          $ 463         $1,987
Purchases and capitalization                   971            566             63          1,600
Sales, net                                  (1,246)            --             --         (1,246)
Amortization                                  (457)           (62)          (147)          (666)
-----------------------------------------------------------------------------------------------
Balance at end of fiscal 1995               $  792         $  504          $ 379         $1,675
-----------------------------------------------------------------------------------------------
Purchases and capitalization                   594          1,350            199          2,143
Sales, net                                      --             --             --             --
Amortization                                  (269)          (309)          (179)          (757)
-----------------------------------------------------------------------------------------------
BALANCE AT END OF FISCAL 1996               $1,117         $1,545          $ 399         $3,061
-----------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------

(4) ALLOWANCE FOR LOAN LOSSES

     The following summarizes transactions in the allowance for loan losses:

                                                             Years ended September 30,
(Dollars in thousands)                                  1996           1995           1994
------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------
Balance at beginning of year                          $3,622         $3,718         $4,722
Provision for loan losses                                895          1,822            797
Recoveries on loans previously charged off               231            136            313
Loans charged off                                     (1,890)        (2,054)        (2,114)
------------------------------------------------------------------------------------------
      Balance at end of year                          $2,858         $3,622         $3,718
------------------------------------------------------------------------------------------
Allocation of ending balance:
   Commercial                                         $1,352         $1,817         $2,460
   Residential mortgage                                  428            519            648
   Consumer                                            1,078          1,286            610
------------------------------------------------------------------------------------------
      Total                                           $2,858         $3,622         $3,718
------------------------------------------------------------------------------------------
Allocation of charge offs:
   Commercial                                         $1,246         $1,014         $1,221
   Residential mortgage                                  168            482            356
   Consumer                                              476            558            537
------------------------------------------------------------------------------------------
      Total                                           $1,890         $2,054         $2,114
------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------

(5) OTHER REAL ESTATE OWNED

     The components of OREO are as follows:

                                                                         At September 30,
(Dollars in thousands)                                                 1996           1995
------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------
Residential real estate                                              $1,463         $1,531
Land zoned residential                                                  189            676
Commercial real estate                                                  941            549
Industrial parks                                                         --          1,273
Investment real estate                                                   --            251
Shopping centers                                                      1,425          1,729
Other                                                                    --            212
Less valuation allowance                                               (407)          (823)
------------------------------------------------------------------------------------------
     Total                                                           $3,611         $5,398
------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------

     Real estate foreclosed but subject to a redemption waiting period was $337,946 and $145,000 on September 30, 1996 and 1995, respectively.

     Changes in the allowance for other real estate owned are as follows:

                                                             Years ended September 30,
(Dollars in thousands)                                  1996           1995           1994
------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------
Balance at beginning of year                          $  823         $  226         $  116
Provision charged to expense                             389          1,329          1,282
Charge offs                                             (805)          (732)        (1,172)
------------------------------------------------------------------------------------------
     Balance at end of year                           $  407         $  823         $  226
------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------

     The components of other real estate owned operations expense are as follows:

                                                             Years ended September 30,
(Dollars in thousands)                                  1996           1995           1994
------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------
Net (gain) on sales of real estate owned              $ (521)        $ (288)        $ (156)
Provision for loss                                       389          1,329          1,282
Investment in real estate expense                         69             44             45
Provision for loss on investement in real estate          --            502             --
Other operating expense, net of income                 1,421          1,467          1,555
------------------------------------------------------------------------------------------
     Total                                            $1,358         $3,054         $2,726
------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------

 (6) PREMISES AND EQUIPMENT

     A summary of premises and equipment follows:

                                                                         At September 30,
(Dollars in thousands)                                                 1996           1995
------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------
Land                                                                $ 2,041        $ 2,025
Office buildings and improvements                                     8,251          7,299
Furniture, fixtures, and equipment                                   14,165         10,410
Computer equipment                                                    2,760          3,127
Leasehold improvements                                                1,860          1,673
------------------------------------------------------------------------------------------
     Total                                                           29,077         24,534
------------------------------------------------------------------------------------------
Less accumulated depreciation and amortization                       12,384         10,302
------------------------------------------------------------------------------------------
     Total premises and equipment                                   $16,693        $14,232
------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------

     The Bank occupies leased quarters at various locations. These leases expire on various dates through 2003 with options to renew. In September 1991, the Bank leased $807,000 of certain data processing equipment under a capital lease. The commitments for minimum annual lease payments for operating and capital leases are as follows:

                                         Years ending September 30,
                                                                                                            Imputed    Net Present
(Dollars in thousands)         1997      1998      1999      2000      2001   Thereafter       Total       Interest       Value
----------------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------------
Operating                      $901      $868      $800      $734      $155       $331        $3,789
Capital                         147       148        --        --        --         --           295          $22          $273
----------------------------------------------------------------------------------------------------------------------------------
   Total                     $1,048    $1,016      $800      $734      $155       $331        $4,084
----------------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------------

     Rental expense was approximately $936,000, $835,000, and $767,000 for the years ended September 30, 1996, 1995, and 1994, respectively.

 (7) DEPOSIT ACCOUNTS

     Deposit accounts are summarized as follows:

                                                                      At September 30,

                                                1996                        1995                            1994
                                                     Weighted                      Weighted                       Weighted
                                                      average                       average                        average
(Dollars in thousands)                 Amount      interest rate     Amount      interest rate     Amount       interest rate
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------
Non-interest-bearing:
      Commercial demand deposits      $18,878             -- %      $17,569             -- %      $15,908             -- %
      Retail demand deposits           37,108             --         31,363             --         29,845             --
NOW accounts                           80,209           1.15         77,518           1.43         74,980           1.51
Passbook accounts                     115,466           2.66        119,383           2.65        140,668           2.62
Money market deposit accounts          67,148           3.53         59,862           4.54         56,745           3.86
Certificate accounts:
   Less than $100,000                 294,631           5.35        284,515           5.73        244,895           4.44
   $100,000 or greater                 27,846           5.50         26,139           5.84         21,347           4.72
-----------------------------------------------------------------------------------------------------------------------------
                                      641,286          3.69%        616,349          4.03%        584,388          3.23%
Unamortized premium                        --                             1                             1
-----------------------------------------------------------------------------------------------------------------------------
      Total                          $641,286                      $616,350                      $584,389
-----------------------------------------------------------------------------------------------------------------------------

Maturity of certificate accounts:
   Within one year                   $248,353                      $228,397                      $180,716
   From one to within two years        35,948                        37,931                        48,424
   From two to within three years      20,349                        15,914                        10,003
   Balance thereafter                  17,827                        28,412                        27,099
-----------------------------------------------------------------------------------------------------------------------------
      Total                          $322,477                      $310,654                      $266,242
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------

     During fiscal 1996 the Bank offered a range of rates from 1.02 percent to
2.83 percent on now accounts, from 2.41 percent to 3.05 percent on passbook acoounts, from 2.46 percent to 5.35 percent on money market accounts, and from
3.20 percent to 6.63 percent on certificate accounts

     A summary of interest expense on deposits  follows:

                                                             Years ended September 30,
(Dollars in thousands)                                  1996           1995           1994
------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------
Certificate accounts                                 $17,525        $14,798        $11,097
NOW accounts                                             919          1,083          1,094
Money market deposit accounts                          2,608          2,402          1,825
Passbook accounts                                      3,064          3,384          3,736
------------------------------------------------------------------------------------------
     Total                                           $24,116        $21,667        $17,752
------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------

 (8) ADVANCES FROM FHLB

     Advances from FHLB consisted of the following:

                                                        At September 30,
(Dollars in thousands)                     1996                                  1995
---------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------
Due in fiscal years                            Weighted average              Weighted average
ended September 30,                  Amount      interest rate     Amount      interest rate
---------------------------------------------------------------------------------------------
     1996                         $     --               --%     $ 96,277           6.04%
     1997                          120,800             5.71        21,000           6.20
     1998                            6,700             5.70         4,000           5.57
     1999                           18,500             5.48         9,500           5.26
     2001                            5,000             5.88         5,000           5.88
  Thereafter                         2,636             4.84           855           7.68
---------------------------------------------------------------------------------------------
          Total                   $153,636             5.67%     $136,632           6.00%
---------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------

     FHLB stock, mortgage loans on residential properties, and other eligible investments not sold under agreement to repurchase are pledged as collateral to secure such advances. The total unused line of credit with FHLB at September 30, 1996, was $8,257,000. Three advances totaling $2,636,000 have scheduled monthly repayments with maturity dates after September 2007.

(9) SECURITIES SOLD UNDER AGREEMENT TO REPURCHASE

     The collateral for securities sold under agreement to repurchase consisted of mortgage backed securities with a book value of approximately $30,386,000 and a market value of approximately $29,984,000 at September 30, 1995. The Company had no outstanding repurchase agreements at September 30, 1996 or 1994.

 (Dollars in thousands)                                       At September 30, 1995
------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------
                                                     Matured       Interest
                                                        in           Amount           rate
------------------------------------------------------------------------------------------
 Securities sold under agreement
  to repurchase matured in
                                                       10/95        $ 7,000           5.85%
                                                       11/95          7,000           5.85
                                                       12/95          6,000           5.84
                                                        5/96          4,855           6.08
------------------------------------------------------------------------------------------
                                                       Total        $24,855           5.89%
------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------

     The mortgage backed securities underlying the agreements were delivered to one primary dealer who arranged the transactions. The dealer may have sold, loaned, or otherwise disposed of such securities to other parties in the normal course of operations and have resold to the Company substantially identical securities at the maturities of the agreements.

     Securities sold under agreement to repurchase averaged $5,606,000, $19,977,000, and $2,516,000 during 1996, 1995, and 1994, respectively. Maximum amounts outstanding at any month end during 1996, 1995, and 1994 were $17,855,000, $32,855,000, and $10,500,000, respectively. The average costs of repurchase agreements was 6.43 percent, 6.13 percent, and 3.50 percent during fiscal 1996, 1995, and 1994, respectively.

 (10) FEDERAL AND STATE TAXES

     The components of income tax expense for the years ended September 30 were as follows:

(Dollars in thousands)                                  1996           1995           1994
------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------
Federal and state tax expense:
   Current                                            $2,718         $1,975         $2,362
   Deferred                                             (645)           368             (3)
   Change in valuation reserve                           (18)             4            (52)
------------------------------------------------------------------------------------------
      Total                                           $2,055         $2,347         $2,307
------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------

The tax effects of temporary differences (the difference between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases) that give rise to significant portions of the deferred tax asset and deferred tax liability are as follows:

                                                                         At September 30,
(Dollars in thousands)                                                 1996           1995
------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------
Deferred tax asset:
   Allowance for loan losses                                           $956         $1,436
   Deposit insurance assessment                                       1,330             --
   Deferred loan fees                                                    --            136
   Purchase accounting adjustments                                       85            107
   Deferred compensation                                                254            192
   Pension                                                              183            180
   Early retirement contribution                                         26             35
   Purchased mortgage servicing rights                                   66             25
   Unrealized loss on investment securities
    available-for-sale                                                   --             90
   Other                                                                239            225
------------------------------------------------------------------------------------------
      Total                                                           3,139          2,426
Valuation reserve                                                        --            (18)
------------------------------------------------------------------------------------------
Gross deferred tax asset                                             $3,139         $2,408
------------------------------------------------------------------------------------------
Deferred tax liability:
   Pension                                                             $167           $134
   Depreciation                                                         491            677
   Originated mortgage servicing rights                                 544            164
   Purchase accounting adjustments                                      168            233
   Excess servicing rights                                               20             34
   Deferred loan origination expense                                    401            330
   Unrealized gain on investment securities
    available-for-sale                                                    2             --
   Other                                                                 --             60
------------------------------------------------------------------------------------------
Gross deferred tax liability                                          1,793          1,632
------------------------------------------------------------------------------------------
Deferred income tax asset, net                                       $1,346         $  776
------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------

     On August 20, 1996, President Clinton signed into law the Small Business Job Protection Act of 1996 which included the repeal of the special thrift bad debt provisions. Although the percentage of taxable income method bad debt deduction will no longer be available to the Bank, the tax requirement to invest in certain qualifying types of investments and loans has been eliminated, thus providing greater freedom to the Bank in structuring its balance sheet to maximize return.

     The Company has not provided deferred income taxes for the Bank's tax return reserve for bad debts that arose in tax years beginning before September 30, 1988 because it is not expected that this difference will reverse in the foreseeable future. The cumulative net amount of temporary differences related to the reserve for bad debts for which deferred taxes have not been provided was approximately $10.3 million at September 30, 1996. If the Company does not meet the remaining income tax requirements of Internal Revenue Code section

593, as amended by the Small Business Job Protection Act of 1996, the Bank could incur a tax liability for the previously deducted tax return loan losses in the year in which such requirements are not met. This potential liability for which no deferred income taxes have been provided was approximately $3.6 million as of September 30, 1996.

     Realization of the net deferred tax asset is supported by the Company's tax history. Management believes that the existing net deductible temporary differences that give rise to the net deferred income tax asset will reverse during periods in which the Company generates net taxable income. For the year ending September 30, 1996 the Company generated taxable income of approximately $6.5 million. In addition, gross deductible temporary differences are expected to reverse in periods during which offsetting gross taxable temporary differences are expected to reverse. It should be noted, however, that factors beyond management's control, such as the general state of the economy and real estate values, can affect future levels of taxable income and that no assurance can be given that sufficient taxable income will be generated to fully absorb gross deductible temporary differences.

     The Company's effective tax rates differ from the statutory federal income tax rate for the following principal reasons:

                                                                    Years ended
                                                                   September 30,
                                                        1996           1995           1994
------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------
Statutory federal income tax rate                       34.0%          34.0%          34.0%

Items affecting federal income tax rate:
     State tax expense                                   4.2            4.2            3.7
     Internal Revenue Service settlement                  --           (4.5)            --
     Amortization of excess of cost over
       net assets acquired                               2.0            1.6            1.8
     Low income housing tax credit                      (1.7)            --             --
     Change in valuation reserve                        (0.3)           0.1           (0.9)

     Other, net                                          0.1            0.5            0.1
------------------------------------------------------------------------------------------
Effective federal  income tax rate                      38.3%          35.9%          38.7%
------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------

 (11) STOCKHOLDERS' EQUITY

     In connection with the Bank's conversion to a federal stock savings bank and FS's conversion to a stock savings association, a liquidation account was established for the benefit of eligible deposit account holders in the event of a complete liquidation. At September 30, 1996, the amount of the combined liquidation account was approximately $1.2 million (unaudited).

     On May 23, 1996, Eastern's Board of Directors declared a three-for-two stock split in the form of a 50 percent stock dividend. The distribution was made on June 19, 1996 to holders of record of the Company's Common Stock as of the close of business on June 5, 1996. All earnings per share, dividends, and share information has been adjusted to reflect this stock split.

     The OTS prohibits the Bank from paying dividends if the effect thereof would cause decline in regulatory capital to a level below required minimums, reduction of net worth below the amount required for the liquidation account, or violation of other regulatory requirements. The Bank was in compliance with all regulatory capital requirements at September 30, 1996.

     The Bank is subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory (and possibly additional discretionary) actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.
                                       68

     Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of September 30, 1996, that the Bank meets all capital adequacy requirements to which it is subject.

     As of September 30, 1996, the most recent notification from the OTS categorized the Bank as well capitalized under the framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes would cause a change in the Bank's categorization.

     The Bank's actual capital amounts and ratios are presented in the following table.

                                                                                                  To Be Well
                                                                                               Capitalized Under
                                                                     For Capital               Prompt Corrective
                                          Actual                      Adequacy                 Action Provisions
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------

                                  Amount          Ratio        Amount           Ratio        Amount           Ratio
-------------------------------------------------------------------------------------------------------------------
As of September 30, 1996:
Total Capital
   (to risk weighted assets)     $59,952           12.5%       $38,276      >     8.0%       $47,845      >    10.0%
Tier I capital                                                              -                             -
   (to risk weighted assets)      56,152           11.7         19,134      >     4.0         28,707      >     6.0
Tier I capital                                                              -                             -
   (to average assets)            56,152            6.8         33,221      >     4.0         23,922      >     5.0
                                                                            -                             -
-------------------------------------------------------------------------------------------------------------------

 (12) EMPLOYEE BENEFIT PLANS

     The Company has a defined contribution plan and an employee stock ownership plan, the Eastern Bancorp, Inc. 401(k) and ESOP Plan, for substantially all of the Bank's employees. Company contributions to the plan are discretionary and are based on annual profitability. Participants may make voluntary contributions within limits prescribed by the plan's 401(k) and by regulations under Section 401(k) of the Internal Revenue Code and the Company will match half of the first six percent of compensation contributed. During fiscal 1996, the Company made $231,000 and $147,000 in discretionary plan contributions to the 401(k) and ESOP, respectively, compared to $311,000 and $185,000 in fiscal 1995 and $279,000 and $166,000 in fiscal 1994. The Company also made matching contributions to the participant's 401(k) accounts of approximately $167,000, $107,000, and $108,000 during fiscal years 1996, 1995, and 1994, respectively. Contributions to the ESOP are used to purchase Company shares that are then allocated to eligible employees. Dividends on allocated shares are used to purchase additional shares that are then allocated to eligible participants. At September 30, 1996, the shares held by the ESOP amounted to 89,286, all of which were allocated to ESOP participants.

     In 1986, VFB established a supplemental deferred compensation plan for directors and certain former officers of VFB. Under the plan, a participant or, in the event of his or her death, his or her designated beneficiary, would receive fixed annual payments for fifteen years following the participant's retirement or death, as the case might be. The plan was established pursuant to a recommendation by a life insurance company and insurance agents who represented to VFB that the purchase of life insurance on the lives of participants in the program would result in life insurance proceeds to VFB sufficient to fund VFB's obligations under the plan at no cost to VFB. During fiscal 1989, VFB discovered that the program presented by the insurance agents was based on assumptions that were unjustified and unlikely to occur, as a result of which the return on the policies was insufficient to fully fund VFB's obligations under the plan. In December 1989, VFB instituted suit against the insurance company and the insurance agents who made the above-referenced representations to VFB. The Bank and the defendants have settled the lawsuit. In December 1992, VFB reached a resolution with certain director participants in this plan. Under the resolution, VFB returned to director participants their original
                                       69
amounts deferred over a three-year period, beginning in January 1993. In return, the director participants released VFB from any liability from the plan. As of September 30, 1993, all but three director participants of the original twelve accepted this resolution. Under the resolution, VFB retains the option of keeping in force life insurance policies on the participants. The net present value of these policies currently exceeds the cost of this resolution. All director participants have since reached an agreement with VFB.

     All eligible officers and employees of the Company, if they so choose, are covered by a self-insured health and dental plan. The cost of this program was $354,000 during fiscal 1996, $427,000 during fiscal 1995, and $489,000 during fiscal 1994.

     Prior to the FS-VFB Merger, all eligible officers and employees of FS were included in a non-contributory pension plan provided by FS as a participating employer of the Financial Institutions Retirement Fund (FIRF). The FIRF does not segregate the assets or liabilities by participating employer and, accordingly, disclosure of accumulated vested and non-vested benefits and net assets available for benefits required by SFAS No. 87 is not possible. Pension expense amounted to approximately $121,000 and $216,000 for each of the years ended September 30, 1995 and 1994, respectively. FS instituted an executive supplemental insurance and retirement plan in 1988 under which an executive officer receives a retirement benefit based upon compensation and length of service. Life insurance policies were purchased of which the Bank is the owner.

(13) FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

     The Bank is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of their customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit, standby letters of credit, credit lines, loans sold with recourse and commitments to sell loans. Such instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the statement of financial condition. The contract or notional amounts of these instruments reflect the extent of involvement the Bank has in particular classes of financial instruments.

     The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, standby letters of credit, and loans sold with recourse is represented by the contractual notional amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as they do for on-balance-sheet instruments.

     Unless noted otherwise, the Bank does not require collateral or other security to support financial instruments with credit risk.

                                                                           September 30,
     (Dollars in thousands)                                            1996           1995
     -------------------------------------------------------------------------------------
     -------------------------------------------------------------------------------------
     Financial instruments with off-balance-sheet risk:
        Commitments to extend credit:
           Residential mortgage - fixed rate                        $12,747        $12,499
           Residential mortgage - variable rate                       3,295          2,736
           Consumer - fixed rate                                        855            517
           Consumer - variable rate                                   1,044          1,814
           Commercial - fixed rate                                      974            523
           Commercial - variable rate                                 5,643          4,719
           Standby letters of credit                                  1,257          2,328
           Unused credit lines, including unused
             portions of equity lines of credit                      67,653         63,969
        Loans sold with recourse                                         --             --
        Commitments to sell loans                                    17,437         10,112
        Commitments to buy loans                                         --              1
     -------------------------------------------------------------------------------------
     -------------------------------------------------------------------------------------

     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee by the customer. Since many of the commitments are expected to
                                       70
expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates customers' credit-worthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Bank upon extension of credit is based on management's credit evaluation of the counter-party. Collateral held varies but may include real estate; accounts receivable; inventory; property, plant, and equipment; and income-producing commercial properties.

     Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those instruments are primarily issued to support private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.

     The Bank originates a variety of adjustable-rate loans with interest rate caps and floors. Interest rate caps and floors on loans written by the Bank enable customers to transfer, modify, or reduce their interest rate risk.

     Forward commitments to sell mortgage loans are contracts the Company enters into for the purpose of reducing the interest rate risk associated with originating loans held for sale. Risks may arise from the possible inability of the Company to originate loans to fulfill the contracts.

     Most of the Bank's business activity is with customers located within Vermont and New Hampshire. A significant amount of the Bank's assets are secured by real estate with no industry concentrations.

 (14) FAIR VALUES OF FINANCIAL INSTRUMENTS

     The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, "Disclosures About Fair Value of Financial Instruments."

     The following methods and assumptions were used by the Company in estimating fair values of its financial instruments:

     The respective carrying values of certain financial instruments approximated their fair value as they were short-term in nature or they were payable on demand. These include, "Cash and due from banks," "short-term investments," and non-certificate deposit accounts.

     Investment and mortgage backed securities: Fair values for investment and mortgage backed securities were based on quoted market prices, where available. If quoted market prices were not available, fair values were based on quoted market prices of comparable instruments.

     FHLB stock: The carrying amount reported in the statement of condition approximates fair value. If the stock is redeemed, the Company will receive an amount equal to the par value of the stock.

     Loans: The fair value of loans including loans sold with recourse was determined using discounted cash flow analysis, using interest rates currently being offered by the Company to discount future cash flows to present value. The fair value of non-accrual loans was estimated using a discount rate substantially higher than the rates used for performing loans to reflect the increased credit risk.

     Off-balance-sheet instruments: The fair value of mortgage servicing rights was estimated using discounted cash flow analysis. The fair value of commitments to extend credit or sell loans was based on quoted market prices for comparable instruments.

     The fair values of the unused portion of lines of credit and letters of credit are based on fees currently charged to enter into similar agreements and were estimated to be the fee charged. Commitments to originate non-mortgage loans were short-term and were at current market rates and estimated to have no fair value.

     Financial Liabilities: The fair value of certificates of deposit, FHLB term advances, and repurchase agreements were estimated using discounted cash flow analysis using rates currently being offered by the Company and the FHLB for comparable instruments.
                                      71

    Limitations: The estimates of fair value of financial instruments were based on information available at September 30, 1996 and 1995, and are not indicative of the fair market value of those instruments at the date this report is published. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. Because no market exists for a portion of the Company's financial instruments, fair value estimates were based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

     Fair value estimates are based on existing on- and off-balance-sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Significant assets and liabilities that are not considered financial instruments include real estate acquired by foreclosure, the deferred income tax asset, office properties and equipment, and core deposit and other intangibles. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered.

     The estimation methodologies used, book values and estimated fair values for the Bank's financial instruments follows.


                                                                      At September 30,
                                                              1996                          1995
----------------------------------------------------------------------------------------------------------
                                                    Carrying      Estimated       Carrying      Estimated
(Dollars in thousands)                               amount      fair value        amount      fair value
----------------------------------------------------------------------------------------------------------
Financial assets:
   Cash and due from banks                           $27,766        $27,766        $19,862        $19,862
   Short-term investments                             12,043         12,043         11,099         11,099
   Investment and mortgage backed securities         293,658        284,824        316,569        311,137
   FHLB stock                                          9,283          9,283          9,283          9,283
   Loans, net                                        488,786        483,161        453,992        454,890
   Accrued interest receivable                         5,073          5,073          5,492          5,492
   Mortgage servicing rights                           3,061          5,249          1,675         4,923F
Financial liabilities:
   Deposits                                         $641,286       $642,779       $616,350       $616,514
   Advances from FHLB                                153,636        153,303        136,632        136,042
   Securities sold under areement to repurchase           --             --         24,855         24,750
   Capital lease obligation                              273            270            395            388
----------------------------------------------------------------------------------------------------------
Off-balance-sheet instruments:
   Commitments to extend credit                          $--            $15            $--           $(19)
   Commitments to sell loans                              --             14             --              3
----------------------------------------------------------------------------------------------------------


 (15) LITIGATION

    At September 30, 1996, the Company was involved in various claims and legal actions arising in the normal course of its business. The outcomes of these claims and actions are not presently determinable; however, in the opinion of the Company's management, after consulting with the Company's legal counsel, the ultimate disposition of these matters is not expected to have a material adverse effect on the Company's financial condition or results of operations.

 (16) STOCK OPTION PLANS

     The Board of Directors of the Company adopted the 1984 Stock Option Plan effective simultaneously with the Bank's conversion to a stock charter in November 1983. Upon formation of the Company, all outstanding options of the Bank were automatically converted to options of the Company. A total of 189,015 shares of authorized but unissued common stock has been reserved under the 1984 Stock Option Plan. This plan is no longer available for grant.

     In April 1987, the Board of Directors of the Company adopted a second stock option plan, in addition to and separate from the 1984 Stock Option Plan, which was approved by stockholders at the 1988 annual meeting of stockholders. A total of 532,500 authorized but unissued shares of Company common stock is reserved for issuance under the 1987 Stock Option Plan all of which remain eligible for future grant under such plan.

     Under the terms of the plans, options are granted at not less than the fair market value of the shares at the date of grant and may not have a term of more than ten years. Options may generally be exercised at such time during the term as is deemed appropriate by the Compensation and Option Committee of the Board of Directors.

     Options exercisable at September 30, 1996 totaled 394,425 with a weighted average option price per share of $10.34.

     Information with regard to the stock option plans follows:

                                         Number of       Weighted average option
                                       option shares         price per share
--------------------------------------------------------------------------------
Outstanding at September 30, 1993          441,939             $  9.04
Granted                                     38,250               12.04
Exercised                                  (26,514)               5.69
Cancelled                                  (21,000)               9.67
--------------------------------------------------------------------------------
Outstanding at September 30, 1994          432,675                9.50
Granted                                     10,500               14.09
Exercised                                   (4,050)               9.17
--------------------------------------------------------------------------------
Outstanding at September 30, 1995          439,125                9.61
Granted                                     34,125               16.13
Exercised                                  (77,100)               8.76
Cancelled                                   (1,725)              10.54
--------------------------------------------------------------------------------
Outstanding at September 30, 1996          394,425            $  10.34
--------------------------------------------------------------------------------

            A summary of the options by maturity follows:

     Expiring during the           Number of       Weighted average option
  year ended September 30,       option shares         price per share
--------------------------------------------------------------------------------
          1997                    30,600                 $16.05
          1998                     7,500                   9.50
          1999                    32,400                   9.17
          2000                    31,500                   5.83
          2001                        --                     --
          2002                    18,000                   3.72
          2003                   191,925                   9.46
          2004                    38,250                  12.04
          2005                    32,250                  15.26
          2006                    12,000                  16.67
--------------------------------------------------------------------------------
                                 394,425                 $10.34
--------------------------------------------------------------------------------


(17) RESTRUCTURING AND  FS-VFB MERGER-RELATED CHARGES

    In May 1995, the Company announced plans to merge its subsidiary banks, Vermont Federal Bank, FSB, and First Savings of New Hampshire. The two banks operated as separate legal entities during fiscal 1995, and began operating as one bank on October 1, 1995. The Company's restructuring plan included consolidation of operational support functions that were completed during fiscal 1996.

    During fiscal 1995, the Company provided for $839,000 in restructuring charges associated with the FS-VFB Merger. A summary of the charges is as follows:


(Dollars in thousands)
-------------------------------------------
Separation and benefits            $351
Obsolete supplies and equipment     334
Consulting                           71
Legal                                28
Contract termination penalties       23
Accounting                           19
OTS filing fee                        8
Miscellaneous                         5
-------------------------------------------
    Total                          $839
-------------------------------------------

    At September 30, 1995, the remaining restructuring liability was $330,000. This balance consisted of $307,000 of accrued separation and benefits expense and $23,000 of accrued contract termination penalties. At September 30, 1996, the restructuring liability no longer existed.

    During fiscal 1995, the Company also incurred other FS-VFB Merger-related expenses of $190,000 such as startup expenses, technology updates, and miscellaneous expenses.

    During fiscal 1996's first quarter, the Company incurred other FS-VFB Merger-related expenses of $401,000 due to contractual obligations from the change in control of FS.

 (18) EASTERN BANCORP, INC. (PARENT COMPANY ONLY)
        FINANCIAL INFORMATION

 STATEMENTS OF FINANCIAL CONDITION                                               At September 30,
(Dollars in thousands, except per share data)                                 1996           1995
------------------------------------------------------------------------------------------------------
ASSETS
Cash                                                                        $     52       $     60
Short-term investments                                                           665            584
Investment in subsidiaries                                                    60,279         58,657
Investment securities                                                          2,777          1,525
Accrued interest  receivable                                                     414            227
Other assets                                                                     563            634
------------------------------------------------------------------------------------------------------
     Total assets                                                            $64,750        $61,687
------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Accrued federal income taxes                                             $     102      $      17
  Other liabilities                                                              701            506
  Accounts payable to subsidiaries                                               367            181
------------------------------------------------------------------------------------------------------
     Total liabilities                                                         1,170            704
------------------------------------------------------------------------------------------------------
Stockholders' equity:
  Preferred stock, $0.01 par value: 1,000,000 shares
     authorized, no shares issued and outstanding                                 --             --
  Common stock, $0.0067 par value: 5,000,000 shares authorized;
     4,095,549 shares issued at September 30, 1996 and
     4,095,549 shares issued at September 30, 1995                                27             27
  Additional paid-in capital                                                  36,398         36,196
  Retained income  (substantially restricted)                                 30,138         28,629
  Unrealized gain (loss) on securities available-for-sale, net                     6           (175)
  Treasury stock (at cost), 444,015 shares at September 30, 1996,
     and 522,325 shares at September 30, 1995                                 (2,989)        (3,694)
------------------------------------------------------------------------------------------------------
     Total stockholders' equity                                               63,580         60,983
------------------------------------------------------------------------------------------------------
     Total liabilities and stockholders' equity                              $64,750        $61,687
------------------------------------------------------------------------------------------------------



                                                                                     Years ended September 30,
(Dollars in thousands)                                                          1996           1995           1994
--------------------------------------------------------------------------------------------------------------------
STATEMENTS OF OPERATIONS
Interest on investment and mortgage backed securities                        $   334        $   282        $   170
--------------------------------------------------------------------------------------------------------------------
  Total interest income                                                          334            282            170
Net operating expenses                                                         1,623          1,476          1,290
--------------------------------------------------------------------------------------------------------------------
  Loss before federal and state taxes, dividends, and equity in
     undistributed earnings of subsidiaries                                   (1,289)        (1,194)        (1,120)
Federal and state tax benefit                                                    571            671            508
--------------------------------------------------------------------------------------------------------------------
  Loss before dividends and equity in undistributed
     earnings of subsidiaries                                                   (718)          (523)          (612)
Dividends from subsidiaries                                                    2,729          1,501          1,160
Equity in undistributed net income of subsidiaries                             1,293          3,217          3,111
--------------------------------------------------------------------------------------------------------------------
  Net income                                                                  $3,304         $4,195         $3,659
--------------------------------------------------------------------------------------------------------------------



                                                                                     Years ended September 30,
(Dollars in thousands)                                                          1996           1995           1994
--------------------------------------------------------------------------------------------------------------------
STATEMENTS OF CASH FLOWS
Cash flows from operating activities:
Net income                                                                    $3,304         $4,195         $3,659
  Adjustments to reconcile net income to net cash provided
     by operating activities:
  Equity in undistributed (earnings) of subsidiaries:
     VSC                                                                         296            777            228
     VFB                                                                      (1,589)        (3,606)        (2,765)
     Rockingham                                                                   --           (388)          (574)
  Amortization of fees, discounts, and premiums                                  (10)           (83)           (23)
  (Increase) decrease in other assets                                             71           (215)           283
  (Increase) in accrued interest receivable                                     (187)          (164)           (56)
  (Increase) decrease in net accounts receivable to subsidiaries                 186            245           (170)
  Increase in other liabilities                                                  195             96              6
  (Decrease) in deferred federal income taxes                                    (11)          (183)            --
  Increase (decrease) in accrued federal income taxes                             85           (490)           507
--------------------------------------------------------------------------------------------------------------------
     Total adjustments                                                          (964)        (4,011)        (2,564)
--------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                      2,340            184          1,095
--------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Investment in subsidiary                                                        --           (200)            --
  Loans to subsidiary, net of repayments                                        (145)            80           (763)
  (Increase) decrease in short-term investments                                  (81)           (38)           557
  Investment and mortgage backed securities purchases                         (4,484)        (4,418)        (3,265)
  Proceeds from maturities and returns of principal                            3,250          4,706          1,949
--------------------------------------------------------------------------------------------------------------------
Net cash provided (used) by investing activities                              (1,460)           130         (1,522)
--------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Net proceeds from exercise of stock options and sale of
     treasury stock                                                              907            403            431
  Dividends paid                                                              (1,795)          (863)          (353)
--------------------------------------------------------------------------------------------------------------------
Net cash provided (used) by financing activities                                (888)          (460)            78
--------------------------------------------------------------------------------------------------------------------
Net (decrease) in cash                                                            (8)          (146)          (349)
Cash at beginning of year                                                         60            206            555
--------------------------------------------------------------------------------------------------------------------
Cash at end of year                                                              $52            $60           $206
--------------------------------------------------------------------------------------------------------------------
Cash paid:
  Federal and state taxes                                                     $2,200         $2,023         $1,100
--------------------------------------------------------------------------------------------------------------------


    The parent only statements of stockholders' equity are identical to the consolidated statements of stockholders' equity and, therefore, are not reprinted here.

(19) UNAUDITED QUARTERLY INFORMATION


                                                                     Year ended September 30, 1996
(Dollars in thousands, except per share data) First quarter      Second quarter       Third quarter      Fourth quarter
--------------------------------------------------------------------------------------------------------------------------
Total interest income                               $15,476             $15,177             $15,007             $15,613
Net interest income                                   6,902               7,175               7,244               7,612
Provision for loan losses                               435                 300                 100                  60
Non-interest income                                   3,069               2,534               2,475               3,195
Non-interest expense(a)                               7,193               7,032               7,483              12,170
Net income                                            1,487               1,506               1,309                (998)
Earnings per share                                     0.39                0.40                0.34              ( 0.27)
--------------------------------------------------------------------------------------------------------------------------


                                                                      Year ended September 30, 1995
(Dollars in thousands, except per share data) First quarter      Second quarter       Third quarter      Fourth quarter
--------------------------------------------------------------------------------------------------------------------------
Total interest income                               $14,322             $14,795             $15,272             $15,709
Net interest income                                   7,008               6,981               6,907               6,984
Provision for loan losses                               260                 699                 566                 297
Non-interest income                                   2,256               2,463               2,366               2,932
Non-interest expense(b)                               7,015               7,387               8,243               6,888
Net income                                            1,200               1,083                 207               1,705
EARNINGS PER SHARE                                     0.33                0.29                0.06                0.45
--------------------------------------------------------------------------------------------------------------------------

(A) Fourth quarter results include a $3.8 million non-recurring charge to recapitalize SAIF.
(B) Third quarter non-interest expense increased due primarily to $839,000 in restructuring charges and $190,000 in other merger-related expenses. See note 17 of the notes to consolidated financial statements for further information regarding restructuring charges.

(20)  SUBSEQUENT EVENT

    On November 13, 1996, the Company entered into an Agreement and Plan of Reorganization (the Merger Agreement) by and among the Company, the Bank, and Vermont Financial Services Corp., a Delaware corporation (VFSC). Pursuant to the Merger Agreement, the Company will merge with and into VFSC and the Bank will become a wholly-owned subsidiary of VFSC (the Merger). Subject to certain price adjustment provisions, under the terms of the Merger Agreement, the Company's shareholders will receive stock and/or cash equal to the sum of $7.25 plus the product of 0.49 times the average closing bid price of VFSC common stock for a twenty-day period ending shortly before the effective time of the Merger. Based on a twenty-day average closing bid price of VFSC common stock at the November 13, 1996 of $34.66, the Company's shareholders would be entitled to receive stock and /or cash equal to approximately $24.23 for each share of the of the Company's common stock. The Merger is expected to be completed in mid 1997. Consummation of the Merger is conditioned, among other things, upon stockholder approval and regulatory approval.

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Eastern Bancorp, Inc.:

We have audited the accompanying consolidated statements of financial condition of Eastern Bancorp, Inc. and subsidiaries as of September 30, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended September 30, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Eastern Bancorp, Inc. and subsidiaries as of September 30, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 1996, in conformity with generally accepted accounting principles.

As discussed in note 1 of the notes to the consolidated financial statements, during 1995 the Company adopted Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights, an Amendment of FASB Statement No. 65."




KPMG Peat Marwick LLP

Boston, Massachusetts
November 8, 1996, except as to note 20,
which is as of November 13, 1996

 ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                       PART III

 ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Set forth below is certain information regarding the Board of Directors of Eastern Bancorp.

                                                 DIRECTOR       FOR TERM        POSITION(S) HELD
CONTINUING DIRECTORS:             AGE (a)        SINCE (b)      EXPIRING        WITH THE COMPANY
--------------------              -------        ---------      --------        ----------------
John A. Cobb                      52             1988           1999           Director, President and
                                                                               Chief Executive Officer
                                                                               of Eastern Bancorp
                                                                               Vice Chair and Chief
                                                                               Executive Officer of
                                                                               Vermont Federal  Bank

E. David Humphrey                 54             1992           1997           Director and Executive
                                                                               Vice President of
                                                                               Eastern Bancorp
                                                                               President and Chief
                                                                               Operating Officer of
                                                                               Vermont Federal Bank

W. Stevens Sheppard               66             1989           1998           Chair of the Board

John K. Dwight                    52             1989           1998           Director

Michael D. Flynn                  57             1991           1997           Director

John S. Kimbell                   50             1993           1997           Director

Garry T. Melia                    54             1987           1997           Director

Mary Alice McKenzie               39             1991           1999           Director

Ernest A. Pomerleau               49             1990           1999           Director

James M. Sutton                   55             1995           1998           Director

------------------------------------------

(a) At December 31, 1996.
(b) The dates shown include service as directors of the Company's subsidiary, Vermont Federal Bank, FSB, in the case of Ms. McKenzie and Messrs. Cobb, Humphrey and Pomerleau.

    The business background of each member of the Board of Directors for the past five years follows.

    MICHAEL D. FLYNN, C.P.A. is Managing Partner of the Burlington, Vermont Certified Public Accounting firm of Gallagher, Flynn & Company and has been associated with the largest independent CPA firm in Vermont since 1972. He is treasurer and a director of the Vermont Business Roundtable and chair of the Board of Advisors for the School of Business Administration of the University of Vermont. Mr. Flynn has served as Chair of the Vermont Chamber of Commerce, President of the Lake Champlain Chamber of Commerce, and is a member of the Board of Trustees of Champlain College. Mr. Flynn holds a B.A. from Colby College and an M.B.A. from Harvard Business School.

    E. DAVID HUMPHREY joined the Bank on November 30, 1991 and began serving as its president during fiscal 1992 and serves on its board of directors. Before joining the Bank, he served as president, chief executive officer, and a director of Eureka Savings Bank in Overland Park, Kansas from 1988 through 1991. He holds a B.S. in Business Administration from West Virginia University.

    JOHN S. KIMBELL is the President and Chief Executive Officer of Vermont Gas Systems, Inc. Prior to joining Vermont Gas in 1989, he served as Assistant Vice President and subsequently as Vice President of Elizabethtown Gas Company in New Jersey. He is currently Chair and Director of the Vermont Business Roundtable, and Vice Chair of the New England Gas Association. Mr. Kimbell holds a B.A. in Human Relations from Salem College in Salem, West Virginia and an M.B.A. from Fairleigh Dickinson University in New Jersey.

    GARRY T. MELIA is the managing partner of Melia & Osol, a law firm in Worcester, Massachusetts. Mr. Melia is a member of both the Massachusetts and Florida Bar Associations. He is also President and Director of several Massachusetts business corporations. From December 1987 through September 1995, Mr. Melia served on the Board of Directors of each of First Savings and Rockingham. Mr. Melia holds a Bachelors degree from Salem State College in Salem, Massachusetts and a J.D. from the University of Miami in Miami, Florida.

    JOHN A. COBB was elected president, chief operating officer, and a director of the Company in August 1988, and in February 1989 Mr. Cobb became the Company's chief executive officer. He also currently serves as chief executive officer and as a director of the Bank. He has a Bachelors degree from West Virginia University and is a Certified Public Accountant.

    MARY ALICE MCKENZIE is the President of McKenzie's L.L.C., a meat company located in Burlington, Vermont. She is a Director of the Bank and the Central Vermont Public Service Company. Ms. McKenzie is also Director of, and on the Executive Committee of, the Associated Industries of Vermont. She is currently the Chair of the Board of the American Meat Institute. She is a member of the Governor's Council of Economic Advisors and the Vermont Technology Council. Ms. McKenzie holds a Bachelors of Business Administration from St. Mary's College in Notre Dame, Indiana and a J.D. from Valparaiso University in Valparaiso, Indiana.

    ERNEST A. POMERLEAU is President of Pomerleau Real Estate in Burlington, Vermont. He currently serves as Chair of the Board of Vermont Federal, is a member of the Executive Committee of Eastern Bancorp, and Chair of its Compensation Committee. Mr. Pomerleau currently serves as a director for Greater Burlington Industrial Corporation. Mr. Pomerleau graduated from St. Michael's College in Colchester, Vermont.

    JOHN K. DWIGHT is currently President, Chief Executive Officer, and a director of Dwight Asset Management Company, Inc. located in Burlington, Vermont, a subsidiary of United Asset Management Company, in Boston, Massachusetts. Upon graduation from the University of North Carolina in Chapel Hill in 1967 with a B.A. in English, Mr. Dwight joined Fidelity Mutual Life Insurance Company in Cincinnati, Ohio, as a sales and pension consultant. Upon moving to Vermont in 1975, Mr. Dwight became a partner in Brown Bridgman & Company, offering preferred investment vehicles for pension plans, and later owned and operated John K. Dwight, Inc. and John K. Dwight Asset Management Company from 1985 through 1994 when such companies were acquired by United Asset Management Company.

    W. STEVENS SHEPPARD was elected to the Board in 1989 and currently serves as Chairman. He is an Administrator of Pequot Investment Advisors, Inc., and an Advisory Director of Berkshire Capital Corporation. Mr. Sheppard was a Managing Director of Berkshire Capital Corporation from March 1988 to June 1995 and, prior to that, a Managing Director of Financial Institutions Group in Corporate Finance, specializing in the thrift and mortgage banking industries with Paine Webber. Prior thereto, he served as President and Director of Paine Webber Real Estate Securities Inc., as well as a board member of a number of Paine Webber subsidiaries. Mr. Sheppard is a graduate of the University of Virginia with a B.A. in Economics, and is a retired Naval Officer.

    JAMES M. SUTTON was elected to the Board of Directors effective November 1, 1995. Mr. Sutton is the general partner of James M. Sutton Investors Limited of Englewood, Colorado, President and Chief Executive Officer of Maxwell Corporation, an investment company headquartered in Welch, West Virginia, and President of Monogram Homes, Inc. of Englewood, Colorado, a residential construction firm. He currently serves as President of Ameribank in Northfork, West Virginia, and Chair of American Bankshares, Inc., a bank holding company in Welch, West Virginia. Mr. Sutton is a graduate of West Virginia University with a B.S./B.A. in Accounting. He has completed the Graduate School of Banking at the University of

Wisconsin in Madison, Wisconsin and the Small Company Management Program conducted by the Harvard Business School.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY

    The following table sets forth certain information concerning the annual and long-term compensation paid or accrued to or for the benefit of (i) the Company's Chief Executive Officer and (ii) the other two most highly paid executive officers of the Company whose annual salary and bonuses exceeded $100,000 for services rendered during fiscal 1996 together with the annual and long-term compensation paid or accrued to or for the benefit of the same individuals (the "Named Executive Officers") for services rendered during the years ended September 30, 1994 and 1995.

                              SUMMARY COMPENSATION TABLE

-------------------------------------------------------------------------------------------------------
                                                    Annual Compensation (1)
                                              --------------------------------------

                                                                       Other
                                                                       Annual            All Other
    Name and Principal                                                 Compen-           Compensation
    Position                           Year    Salary $    Bonus       sation $ (2)               (3)
-------------------------------------------------------------------------------------------------------
    John A. Cobb, President            1996    $243,096    $63,662     $--               $210,477 (4)
-------------------------------------------------------------------------------------------------------
    and Chief Executive                1995    $224,977    $70,394     $--               $18,300  (5)
-------------------------------------------------------------------------------------------------------
    Officer of the Company             1994    $217,673    $62,027     $--               $22,530  (6)
-------------------------------------------------------------------------------------------------------
    E. David Humphrey, Executive       1996    $216,539    $56,137     $--               $9,000   (7)
-------------------------------------------------------------------------------------------------------
    Vice President of the Company,     1995    $184,504    $65,851     $--               $18,300  (8)
-------------------------------------------------------------------------------------------------------
    President of the Bank              1994    $176,287    $55,000     $--               $21,307  (9)
-------------------------------------------------------------------------------------------------------
    Steven F. Shea, Executive (10)     1996    $64,777     $--         $--               $447,625 (11)
-------------------------------------------------------------------------------------------------------
    Vice President of the Company      1995    $161,953    $43,072     $--               $10,016  (12)
-------------------------------------------------------------------------------------------------------
    President of First Savings         1994    $154,936    $18,271     $--               $10,016  (12)
-------------------------------------------------------------------------------------------------------

(1) Includes amounts that would have been paid in cash to such persons during such fiscal years but for the deferral of such payments.
(2) Other compensation to any executive officer in the form of personal benefits, including the use of a company car and the payment of club dues, has been omitted pursuant to applicable regulations of the Securities and Exchange Commission, since such compensation constituted less than 10 percent of such officer's salary and bonuses for the year.
(3) Amounts for 1994 and 1995 are adjusted in accordance with Section 415 of the Internal Revenue Code and reflect amounts earned during the fiscal year indicated.
(4) Comprised of $13,230 Company contribution to Mr. Cobb's 401(k) account and $4,500 Company contribution to Mr. Cobb's Employee Stock Ownership Plan ("ESOP") account, $192,747 to cover the loss on sale of Mr. Cobb's Vermont residence after the Company moved its corporate headquarters to New Hampshire; and the amount of Company contribution to Mr. Cobb's Supplemental Deferred Compensation Plan account has not yet been determined.
(5) Comprised of $12,120 Company contribution to Mr. Cobb's 401(k) account and $4,500 Company contribution to Mr. Cobb's Employee Stock Ownership Plan ("ESOP") account and a $1060.86 Company contribution to Mr. Cobb's Supplemental Deferred Compensation Plan account.
(6) Comprised of $14,376 Company contribution to Mr. Cobb's 401(k) account and $5,366 Company contribution to Mr. Cobb's ESOP account and a $2,788 Company contribution to Mr. Cobb's Supplemental Deferred Compensation Plan account.
(7) Comprised of $4,500 Company contribution to Mr. Humphrey's 401(k) account and $4,500 Company contribution to Mr. Humphrey's ESOP account; amount of Company contribution to Mr. Humphrey's Supplemental Deferred Compensation Plan account has not yet been determined.
(8) Comprised of $12,120 Company contribution to Mr. Humphrey's 401(k) account and $4,500 Company contribution to Mr. Humphrey's ESOP account, and a $1,060.88 Company contribution to Mr. Humphrey's Supplemental Deferred Compensation Plan account.
(9) Comprised of $11,906 Company contribution to Mr. Humphrey's 401(k) account and $6,601 Company contribution to Mr. Humphrey's ESOP account and a $2,800 Company contribution to Mr. Humphrey's Supplemental Deferred Compensation account.

(10) Comprised of a Severance payment in the amount of $434,562 and
(11) Supplemental Retirement Annual Compensation of $13,062,which will be paid out for a 15-year period.
(12) Represents the cost to the Company of life insurance benefits obtained for such Named Executive Officer.


OPTION GRANTS

    No options were awarded to any of the Company's Named Executive Officers during Fiscal Year 1996.

YEAR-END OPTION TABLE

    The following table sets forth certain information concerning exercises of stock options by the Named Executive Officers during the fiscal 1996 and the number and value of unexercised options held by each such Named Executive Officers on September 30, 1996.

                   AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                           AND FISCAL YEAR-END OPTION VALUE

----------------------------------------------------------------------------------------------------------------
                                                      Number of                   Value of Unexercised
                             Shares                   Unexercised Options at      In-The-Money Options
                             Acquired    Value        Fiscal Year-End             at Fiscal Year-End (1)
                             on                       ---------------------------------------------------------
                             Exercise    Realized     Exercisable  Unexercisable  Exercisable    Unexercisable
----------------------------------------------------------------------------------------------------------------
John A. Cobb                 --          $--          157,500               --    $1,884,450              --
----------------------------------------------------------------------------------------------------------------
E. David Humphrey            --          $--           75,000               --      $936,300              --
----------------------------------------------------------------------------------------------------------------
Steven F. Shea               48,000      $556,250          --               --            --              --
----------------------------------------------------------------------------------------------------------------


(1) Represents the difference between the exercise price and the closing sale price of Eastern's common stock on the Nasdaq National Market on the final trading day of the fiscal year which was $20.75.

SUPPLEMENTAL DEFERRED COMPENSATION PLAN

    Executive officers of the Company including the Named Executive Officers are eligible to participate in the deferred compensation plan described under
"Compensation of Directors."   Under a separate supplemental plan (the
"Supplemental Plan"), the Company matches amounts deferred by officers and employees of the Company (but not directors) up to specified maximum amounts equal to the difference between the maximum Company match permitted under the 401(k)/ESOP Plan pursuant to federal income tax law prior to 1993 and the maximum Company match permitted under current law. Pursuant to the Supplemental Plan, a Company match, which has not yet been determined, will be credited to the accounts of Messrs. Cobb and Humphrey for the fiscal year ended September 30, 1996. The amounts credited for the fiscal year ended September 30, 1995 for Messrs. Cobb and Humphrey were $1,060.86 and $1,060.88, respectively. If they elect to defer the maximum amount of compensation which qualifies for matching pursuant to the Supplemental Plan, the Supplemental Plan will provide a maximum Company match of $4,500 for Mr. Cobb ($0.50 for every one dollar Mr. Cobb contributes, provided that the total Company match under the 401(k) Plan and the Supplemental Plan shall not exceed 3 percent of Mr. Cobb's total compensation), and $4,500 for Mr. Humphrey ($0.50 for every one dollar Mr. Humphrey contributes, provided that the total Company match under the 401(k) Plan and the Supplemental Plan shall not exceed 3 percent of Mr. Humphrey's total compensation). Each Company match is to be fully vested for participants having two or more years of service with the Company.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

    Mr. Cobb has entered into a written employment contract with the Company and Mr. Humphrey has entered into a written employment contract with each of Vermont Federal and the Company. These contracts are uniform except with respect to title and capacity, responsibilities and duties, salary level and location of employment.

    Each executive has a contract that provides for his participation on an equitable basis in all of the Company's bonus and fringe benefit plans, subject to applicable eligibility requirements. Each contract prohibits base salary reductions except as part of a general reduction in the compensation of all executive officers. The Company may not materially increase or decrease the executive's duties except in connection with the FS-VFB Merger.

    The contracts currently provide for a term ending December 31, 1996. Prior to December 31, 1995, the Company and the executive may mutually agree to extend the term to two years. Further annual extensions are permitted, provided that the term of the contract never exceeds two years. The executive is prohibited from resigning as an employee during the term of the contract except in some circumstances following a change in control, as described below. Following any breach of this provision, the Company is entitled to have the executive enjoined from working for another bank or thrift institution in Vermont or New Hampshire or certain other states during the remaining term. Termination for cause or voluntary resignation also requires the employee to forfeit any bonus accruing for the year of termination or resignation and to repay to the Company six months' base salary. The Company is entitled to terminate the executive at any time with or without cause (which is defined to include willful misconduct, willful violation of any law or regulation, incompetence measured against standards generally prevailing in the banking industry, and in various circumstances required by applicable banking regulations). Termination without cause requires the payment of severance pay in a lump sum equal to the executive's base salary over the remaining term of the contract (or, in Mr. Cobb's case, a minimum of 18 months), plus continuation of employee benefits during such period. Such payment is not to be reduced by any compensation which the executive may subsequently earn from other sources.

    Special rules apply if there is a change in control (as defined in the contract) of the Company or the Bank during the term of the employment agreement. If the executive were to be terminated by the Company or Bank other than for cause in connection with or within one year after such a change in control, he would be entitled to receive a lump sum cash payment (in lieu of his regular severance pay) equal to three times his average annual compensation includible in his gross income for federal income tax purposes with respect to the five most recent taxable years ending prior to such change in control (or such portion thereof as he was a full-time employee of the Company or Bank), less one dollar and less any special bonus paid in connection with the change in control. If for good reason, as defined, in connection with or within one year after a change in control, the executive were to terminate his employment voluntarily he would be entitled to receive a lump sum cash payment equal to two times his then current salary (but not less than his salary for the fiscal year preceding the change in control). "Good reason" includes a reduction in compensation, a forced relocation, a material increase in the executive's duties, or a material decrease in the executive's position. The executive is not entitled to receive any of the foregoing payments to the extent that such payments would be considered "excess parachute payments" under the Internal Revenue Code of 1986, as amended. In addition, federal legislation authorizes the FDIC under certain circumstances to prohibit or limit payments that are contingent on the termination of a person's employment with an insured depository institution or holding company such as Vermont Federal or the Company.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    None of the members of the Company's Compensation Committee (which consists of Mr. Pomerleau (Chair), Ms. McKenzie and Messrs. Dwight, and Melia) has ever been an officer or employee of the Company or any of its subsidiaries. No executive officer of the Company has served as a director or member of the Compensation Committee (or other committee serving an equivalent function) of any other entity any of whose executive officers served as a director of the Company or member of the Company's Compensation Committee.

 ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth information as of September 30, 1996 with respect to the amount of the Company's common stock beneficially owned by (i) each director, (ii) each of the Named Executive Officers and (iii) all current directors and executive officers of the Company as a group.


                                                                      Amount and           Percentage of
                                                                      Nature of                Common
Name and Positions with the Company                             Beneficial Ownership (a)   Stock Outstanding
-----------------------------------                             ------------------------   -----------------
W. Stevens Sheppard                                                43,800 (b) (c)              1.2%
 Chair of the Board

John A. Cobb                                                      195,888 (d)                  5.1%
 President, Chief Executive
  Officer and Director

John K. Dwight                                                     13,200 (b) (c)                *
 Director

Michael D. Flynn                                                    6,900                        *
 Director

E. David Humphrey                                                  94,441 (d)                  2.5%
 Executive Vice President
 and Director

John S. Kimbell                                                     7,590 (b)                    *
 Director

Mary Alice McKenzie                                                 7,571 (b)                    *
 Director

Garry T. Melia                                                      7,650 (b)                    *
 Director

Ernest A. Pomerleau                                                14,500 (b)                    *
 Director

James M. Sutton                                                   361,500 (b) (e)              9.8%
 Director
All directors and executive officers as a group (12 persons)      753,040                     19.0%


* Less than 1 percent.
(a) In accordance with Rule 13d-3 under the 1934 Act, a person is deemed to be the beneficial owner of a security for purposes of the Rule if he or she has or shares voting power or investment power with respect to such security or has the right to acquire such ownership within 60 days. All persons shown in the table have sole investment and voting power except as otherwise indicated. The table includes 283,500 shares of Eastern Bancorp common stock subject to outstanding stock options which are exercisable by directors and officers of the Company within 60 days after September 30, 1996. Of such shares, the beneficial ownership interests of the named persons are as follows: Mr. Cobb - 157,500 shares; Mr. Dwight - 6,750 shares; Mr. Flynn - 6,750 shares; Mr. Humphrey - 75,000 shares; Mr. Kimbell
    - 6,750 shares; Ms. McKenzie - 6,750 shares; Mr. Melia - 6,750 shares; Mr. Pomerleau - 6,750 shares; Mr. Sheppard - 6,750 shares; and Mr. Sutton - 3,750 shares.

(b) Excludes 12,493, 3,877, 3,877, 7,749, 1,203, 226, 3,877 shares purchased by the Company through the Eastern Bancorp Director's Deferred Compensation Trust to cover obligations of the Company to Messrs. Sheppard, Dwight, Melia, Pomerleau, Kimbell, Sutton, and Ms. McKenzie, respectively. Such directors do not have power to vote or dispose of such shares.

(c) Mr. Sheppard's share amount includes 4,500 shares individually owned by his wife as to which Mr. Sheppard disclaims beneficial ownership. Mr. Dwight's share amount includes 1,800 shares held in trust for his two children.

(d) Includes amounts purchased through the 401(k)/ESOP and SERP.

(e) Includes 267,750 shares owned by JMS Investors, Ltd., 11,400 shares owned through an IRA, 4,500 shares owned by Mr. Sutton as custodian for his children, 4,950 shares owned by Mr. Sutton's wife, and 63,900 shares owned by Mr. Sutton's wife as custodian for their children.

                        PRINCIPAL HOLDERS OF VOTING SECURITIES

    The following table sets forth information as of September 30, 1996 with respect to the ownership of shares of common stock of the Company by each person believed by management to be the beneficial owner of more than five percent of the Company's outstanding common stock. The information is based on the most recent Schedule 13D or 13G filed on behalf of such person or other information made available to the Company.

     Name and Address               Amount and Nature of   Percentage of Common
    Of Beneficial Owner            Beneficial Ownership     Stock Outstanding
    -------------------            --------------------     -----------------

Kramer Spellman, L.P.                    331,450 (a)             9.0%
2050 Center Avenue, Ste. 300
Fort Lee, NJ 07024

James M. Sutton                          361,500 (b)             9.8%
6402 South Troy Circle
Englewood, CO 80111-6424

Wellington Management Company            353,700                9.6%
75 State Street
Boston, MA  02109

(a) The two general partners of Kramer Spellman, L.P., (Orin S. Kramer and Jay Spellman) share voting and dispositive power over these shares.
(b) Includes 267,750 shares owned by JMS Investors, Ltd., 11,400 shares owned through an IRA, 4,500 shares owned by Mr. Sutton as custodian for his children, 4,950 shares owned by Mr. Sutton's wife, and 63,900 shares owned by Mr. Sutton's wife as custodian for their children.

 ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Vermont Federal offers home and other loans to its directors, officers and other employees. These loans are made in the ordinary course of business and in the judgment of management do not involve more than the normal risk of collectibility. Such loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with non-affiliated persons, except that prior to enactment of the FIRREA, loan origination fees that would otherwise be payable on certain types of such loans were reduced or not charged. Loans to directors and executive officers are in an aggregate amount which equals less than 1 percent of stockholders' equity at September 30, 1996.

    The following table sets forth information, as of September 30, 1996, with regard to loans made by Vermont Federal to directors and executive officers of the Company in aggregate amounts greater than $60,000.
                        Highest Amount
                          Outstanding      Unpaid Balance      Interest Rate
Name and                      Since             as of               as of
Type of Loan             October 1, 1995  September 30, 1996  September 30, 1996
------------             ---------------  ------------------  ------------------
John A. Cobb
  First Mortgage Loan     $337,495            $261,000              8.875%

John K. Dwight            $104,605                   0             10.8%

    Under FIRREA, all loans and extensions of credit by an insured institution to its executive officers and directors, or executive officers and directors of its parent company, must be on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with the general public and must not involve more than the normal risk of repayment or present other unfavorable features. Loan programs providing for lower interest rates on loans to directors and executive officers or the waiver of loan origination fees normally charged to unaffiliated borrowers are no longer permitted. In addition, a loan made to a director or executive officer in excess of the greater of $25,000 or 5 percent of the Bank's capital and surplus (up to a maximum of $500,000) must be approved in advance by a majority of the disinterested members of the Board of Directors.

    The OTS adopted additional regulations in 1992, governing loans and other extensions of credit made by OTS-regulated institutions, such as Vemont Federal to their executive officers, directors, principal shareholders and all related interests of such individuals or entities (collectively, Affiliates). The restrictions contained in these regulations are in addition to those summarized in the paragraph immediately above and limit the aggregate dollar amount of such loans or extensions of credit made (i) to any Affiliate and (ii) to all Affiliates as a group. The regulations also require prior approval of Vermont Federal's Board of Directors and certain other procedural standards for loans and other extensions of credit made to any Affiliate which (when added to the amount of all loans made to all related interests of such Affiliate) exceed the higher of $25,000 or 5 percent of the Bank's unimpaired capital and unimpaired surplus. The regulations further restrict loans to executive officers (other than loans made to finance the education of such officer's children, or to finance the purchase, construction, or improvement of a residence of the executive officer) so as not to exceed 2.5 percent of capital and unimpaired surplus of the Banks up to a maximum of $100,000. Vermont Federal's policy regarding loans to its directors and executive officers complies with the requirements of FIRREA and the 1992 regulations.

                                       PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a) (l) The following consolidated financial statements of Registrant and its subsidiaries are included in this Annual Report on Form 10-K for the year ended September 30, 1996.

         Consolidated Statements of Financial Condition as of September 30, 1996 and 1995.

         Consolidated Statements of Operations - Years Ended September 30, 1996, 1995 and 1994.

         Consolidated Statements of Stockholders' Equity - Years Ended September 30, 1996, 1995 and 1994.

         Consolidated Statements of Cash Flows - Years Ended September 30, 1996, 1995, and 1994.

         Notes to consolidated financial statements.

         Independent Auditors' Report.

         (2) All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, are inapplicable and therefore have been omitted, or are included in the Notes to consolidated financial statements.

    (b)  Reports on Form 8-K.
         None.

    (c) The Exhibits listed in the Exhibit Index hereto are filed as part of this Annual Report on Form 10-K.

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EASTERN BANCORP, INC.



                                       By:/s/John A. Cobb, CPA
                                          -------------------------
                                          John A. Cobb, CPA
                                          President/Chief Executive Officer

                                       Date    December 23, 1996
                                       ----------------------------



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By: /s/ John A. Cobb, CPA                   Date      December 23, 1996
    ------------------------------          -----------------------------------
    John A. Cobb, CPA
    CPA, Director, President,
    Chief Executive Officer

By: /s/Janine K. Pinel, CPA                 Date      December 23, 1996
    ------------------------------          -----------------------------------
    Janine K. Pinel, CPA
    Chief Financial Officer and
    Principal Financial and Accounting Officer

By: /s/W. Stevens Sheppard                  Date      December 23, 1996
    ------------------------------          -----------------------------------
    W. Stevens Sheppard
    Chair of the Board

 By:/s/John K. Dwight                       Date      December 23, 1996
    ------------------------------          -----------------------------------
    John K. Dwight
    Director

By:/s/ Michael D. Flynn, CPA                Date      December 23, 1996
    ------------------------------          -----------------------------------
    Michael D. Flynn, CPA
     Director

By: /s/E. David Humphrey                    Date      December 23, 1996
    ------------------------------          -----------------------------------
    E. David Humphrey
    Director,
    Executive Vice President

By: /s/John S. Kimbell                      Date      December 23, 1996
    ------------------------------          -----------------------------------
    John S. Kimbell
    Director

By:/s/Mary Alice McKenzie                   Date      December 23, 1996
    ------------------------------          -----------------------------------
    Mary Alice McKenzie
    Director

By: /s/Garry T. Melia                       Date      December 23, 1996
    ------------------------------          -----------------------------------
    Garry T. Melia
    Director

By: /s/Ernest A. Pomerleau                  Date      December 23, 1996
    ------------------------------          -----------------------------------
    Ernest A. Pomerleau
    Director


By:/s/James M. Sutton                       Date      December 23, 1996
    ------------------------------          -----------------------------------
    James M. Sutton
    Director

                                  INDEX TO EXHIBITS


Exhibit
Number                       Identity of Exhibit
--------      --------------------------------------------------
  3 (a)       Restated Certificate of Incorporation of the Company.

  3 (b) Amended Bylaws of the Company, filed as Exhibit 3(b) to the Company's 1993 Form 10-K, is incorporated herein by reference.

  4 Specimen certificate for shares of the Registrant's common stock, filed as Exhibit 4 to the Company's Statement on Form S-4 (Registration No. 33-5502), is incorporated herein by reference.

10 (a) # Stock Option Plan, filed on May 7, 1986 as Exhibit 10 to the Company's Registration Statement on Form S-4 (Registration No. 33-5502), is incorporated herein by reference.

10 (b) # 1987 Stock Option Plan, as amended filed as Exhibit 10(b) to the Company's 1993 Form 10-K, is incorporated herein by reference.

10 (c) # Amendment to the 1987 Stock Option Plan, filed as Exhibit 10(c) to the Company's 1994 Form 10-K, is incorporated herein by reference.

10 (d) # Amended and restated Deferred Compensation Plan of Eastern Bancorp, Inc., filed as Exhibit 10(d) to the Company's 1994 Form 10-K, is incorporated herein by reference.

10 (e) # Amended and restated Deferred Compensation Plan of Vermont Federal Bank, FSB, filed as Exhibit 10(e) to the Company's 1994 Form 10-K is incorporated herein by reference.

10 (f) # Supplemental Executive Retirement Plan of Eastern Bancorp, Inc., filed as Exhibit 10(f) to the Company's 1994 Form 10-K, is incorporated herein by reference.

10 (g) # Supplemental Executive Retirement Plan of Vermont Federal Bank, FSB filed as Exhibit 10(g) to the Company's 1994 Form 10-K, is incorporated herein by reference.

10 (h) # Employment Agreement between John A. Cobb and Eastern Bancorp, Inc., filed as Exhibit 10(f) to the Company's 1993 Form 10-K, is incorporated herein by reference.

10 (i) # Employment Agreement between E. David Humphrey and Eastern Bancorp, Inc., filed as Exhibit 10(m) to the Company's 1993 Form 10-K, is incorporated herein by reference.


10 (j) # Employment Agreement between E. David Humphrey and Vermont Federal Bank, FSB filed as Exhibit 10(n) to the Company's 1993 Form 10-K, is incorporated herein by reference.

10 (k) Agreement relating to the acquisitions of Seacoast Savings Bank and Iona Savings Bank, filed on September 11, 1992 as an Exhibit to the Company's current report on form 8-K, is incorporated herein by reference.

10 (l) Synopsis of Incentive Compensation Plan, filed as Exhibit 10(q) to the Company's 1993 Form 10-K, is incorporated herein by reference.

Exhibit
Number                       Identity of Exhibit
-------       ----------------------------------------------------------

11  *         Computation of Primary and Fully Diluted Earnings Per Share.

21  *         Subsidiaries of Registrant.

23  *         Accountants' consent (Registration Statements
              No. 33-5502, 33-19280, 33-31021, 33-66754, and 333-02478).

27  *         Financial Data  Schedule

-------------------------

*   Filed herewith.
# Management contract or compensatory plan or arrangement filed as an exhibit to this Form 10-K pursuant to Items 14(a) and 14(c) of Form 10-K.