Form 10-Q
period 1996-12-31
EASTERN BANCORP INC
filed 1997-02-12
CIK 793169

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


[xx]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

                   For the quarterly period ended December 31, 1996

                                          OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934


                     For the transition period from           to

                          Commission File Number 0-14853


                                EASTERN BANCORP, INC.
                (Exact name of registrant as specified in its charter)


                  Delaware                     03-0304472
         (State or other jurisdiction of       (I.R.S. Employer
         incorporation or organization)         Identification No.)

             537 Central Avenue
             Dover, New Hampshire                     03820
         (Address of principal executive offices)   (Zip Code)


         Registrant's telephone number, including area code: (603) 749-2150.


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X     No
                                                      _        _

                        APPLICABLE ONLY TO CORPORATE ISSUERS:

    The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date is:

                    Class:  Common Stock, par value $.01 per share
                  Outstanding at February 7, 1997:  3,673,834 shares

                                        INDEX


Part I.     Financial Information                                         Page
-------     ---------------------                                         ----

Item 1.     Financial Statements

            Consolidated Statements of Financial Condition
            at December 31, 1996 and September 30, 1996                       3

            Consolidated Statements of Operations for the Three
            Months Ended December 31, 1996 and December 31, 1995              4

            Consolidated Statements of Cash Flows for the Three             5-6
            Months Ended December 31, 1996 and December 31, 1995

            Notes to Consolidated Financial Statements                        7


Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                      8-15


Part II.    Other Information
-------     -----------------

Item 1.     Legal Proceedings                                                16

Item 2.     Changes in Securities                                            16

Item 3.     Defaults upon Senior Securities                                  16

Item 4.     Submission of Matters to a Vote of Security Holders              16

Item 5.     Other Information                                                16

Item 6.     Exhibits and Reports on Form 8-K                                 16

                       Eastern Bancorp, Inc.
          Consolidated Statements of Financial Condition

(Dollars in thousands, except per share data)


                                               December 31,      September 30,
                                                  1996               1996
                                               ------------      -------------

ASSETS
Cash and due from banks                        $30,626           $27,766
Short-term investments                           6,598            12,043
Investment and mortgage backed securities
 available-for-sale (amortized cost of
 $10,000 at December 31, 1996 and $1 at
 September 30, 1996)                             9,997                 9
Investment securities held-to-maturity
 (market value of $38,867 at
 December 31, 1996 and $47,946 at
 September 30,1996)                             38,913            48,793
Mortgage backed securities held-to-maturity
 (market value of $233,761 at December 31,
 1996 and $236,869 at September 30,1996)       237,996           244,856
FHLB stock                                       9,283             9,283
Loans (net of allowance for loan losses of
 $2,906 at December 31, 1996 and $2,858 at
 September 30, 1996)                           484,503           478,306
Loans held for sale                              9,443            10,480
Accrued interest receivable:
   Investment and mortgage backed securities     1,995             2,230
   Loans                                         2,821             2,843
Other real estate owned, net                     4,951             3,611
Investment in real estate                          261               437
Premises and equipment, net                     17,185            16,693
Excess of cost over net assets acquired          3,433             3,528
Deferred income tax asset, net                   1,350             1,346
Mortgage servicing rights                        3,079             3,061
Prepaid expenses and other assets                3,584             3,393
                                              --------          --------
      Total assets                            $866,018          $868,678
                                              --------          --------
                                              --------          --------

LIABILITIES
Deposit accounts (including non-interest
 bearing deposits of $52,975 at
 December 31, 1996 and $55,986 at
 September 30,1996)                           $627,217          $641,286

Advances from FHLB                             168,780           153,636
Capital lease obligation                           241               273
Accrued federal income taxes                       525               102
Accrued expenses and other liabilities           4,477             9,801
                                              --------          --------
      Total liabilities                        801,240           805,098

STOCKHOLDERS' EQUITY

Preferred stock, $0.01 par value:
 1,000,000 shares authorized; no shares
 issued and outstanding                           --                  --
Common stock, $0.01 par value: 5,000,000
 shares authorized; 4,095,549 shares
 issued at December 31, 1996 and
 4,095,549 at September 30, 1996                    41                 41
Additional paid-in capital                      36,543             36,384
Retained income (substantially restricted)      31,043             30,138
Unrealized gain (loss) on securities
 available-for-sale, net                            (2)                 6
Treasury stock (at cost) 424,315 shares at
 December 31, 1996 and 444,015 shares at
 September 30, 1996                             (2,847)            (2,989)
                                              --------           ---------
      Total stockholders' equity                64,778             63,580
                                              --------           --------
                                              --------           --------

      Total liabilities and stockholders'
       equity                                 $866,018           $868,678
                                              --------           --------
                                              --------           --------


See accompanying notes to consolidated financial statements.

                             Eastern Bancorp, Inc.
                       Consolidated Statements of Operations

(Dollars in thousands, except per share data)             Three Months Ended
                                                             December 31,
                                                      -------------------------
                                                        1996              1995
                                                      -------           -------
INTEREST INCOME:
Residential mortgage loans                            $ 5,338           $ 4,432
Other loans                                             5,515             5,809
Investment and mortgage backed securities
  available-for-sale                                      117               372
Investment securities held-to-maturity                    989               833
Mortgage backed securities held-to-maturity             3,922             4,030
                                                      -------           -------
  Total interest income                                15,881            15,476
INTEREST EXPENSE:
Deposit accounts                                        5,860             6,242
Borrowings                                              2,293             2,332
                                                      -------           -------
  Total interest expense                                8,153             8,574
                                                      -------           -------
Net interest income                                     7,728             6,902
Provision for loan losses                                 145               435
                                                      -------           -------
   Net interest income after provision for
    loan losses                                         7,583             6,467
NON-INTEREST INCOME:
Gain on sale of investment and mortgage backed
   securities, net                                         14               521
Gain on sale of loans and mortgage servicing
   rights, net                                            428               547
Service fees on loans sold                                255               295
Customer service fees                                   1,595             1,380
Miscellaneous                                             314               326
                                                      -------           -------
Total non-interest income                               2,606             3,069
                                                      -------           -------
Income before non-interest expense and federal
   and state taxes                                     10,189             9,536
NON-INTEREST EXPENSE:
Compensation and benefits                               3,222             3,157
Office occupancy, net                                   1,571             1,298
Marketing                                                 357               520
Federal deposit insurance premium                         286               373
Other real estate owned operations                        647                48
Amortization of intangibles                                95                95
Professional fees                                          70               114
Merger related                                            391               401
Supplies                                                  218               224
Telephone                                                 249               204
Postage                                                   217               186
Other                                                     633               573
                                                      -------           -------
   Total non-interest expense                           7,956             7,193
                                                      -------           -------
   Income before federal and state taxes                2,233             2,343
   Federal and state tax expense                          812               856
                                                      -------           -------
    Net income                                        $ 1,421           $ 1,487
                                                      -------           -------
Earnings per common and common equivalent
   share outstanding                                  $  0.37           $  0.39
Cash dividends paid per common share                     0.14              0.11
Weighted average number of common
   and common equivalent shares outstanding         3,888,890         3,784,731


See accompanying notes to consolidated financial statements.

                         Eastern Bancorp, Inc.
                  Consolidated Statements of Cash Flows

                                                          Three Months Ended
                                                            December 31,
                                                       ---------------------
                                                          1996       1995
                                                        -------     -------
(Dollars in thousands)
Cash flows from operating activities:
  Net income                                             $1,421      $1,487
  Adjustments to reconcile net income to net cash
   provided (used) by operating activities:
     Depreciation, amortization and accretion             1,065         786
     Provision for loan losses                              145         435
     (Gain) on sale of securities                           (14)       (521)
     (Gain) on sale of loans                               (428)       (547)
     (Gain) on sale of real estate owned                     56        (140)
     Provision for loss on other real estate owned          162          --
     Loans originated for sale                          (26,486)    (32,469)
     Proceeds from sales of loans originated for sale    27,951      31,942
     Decrease in accrued interest receivable                257         610
     (Increase)in prepaid expenses and other assets        (210)    (16,337)
     (Increase) decrease in deferred income tax asset         1          (1)
     (Decrease) in accrued expenses and other
       liabilities                                       (5,324)     (2,153)
     Increase in accrued federal taxes                      423         410
                                                         -------     -------
     Total adjustments                                   (2,402)    (17,985)
                                                         -------     -------
     Net cash(used) by operating activities                (981)    (16,498)
                                                         -------     -------
Cash flows from investing activities:
  Net (increase) decrease in short-term investments        5,445    (12,936)
  Portfolio loans:
    Purchases                                             (3,130)    (3,740)
    Originations net of repayments                        (5,542)     1,892
    Proceeds from sales                                      --       6,277
    Recoveries on loans previously charged off                49         65
  Investment and mortgage backed securities
   available-for-sale
    Purchases                                            (10,000)       (50)
    Proceeds from sales                                      --      34,622
    Proceeds from maturities and returns of principal        --         613
  Investments held-to-maturity:
    Purchases                                               (393)   (32,253)
    Proceeds from sales                                    7,014        --
    Proceeds from maturities and returns of principal      3,300     37,151
  Mortgage backed securities held-to-maturity:
    Purchases                                                --         --
    Proceeds from sales                                      --         --
    Proceeds from maturities and returns of principal      6,818      9,110
  Purchases of premises and equipment, net of sales
   proceeds                                               (1,167)      (977)
  Proceeds from sales of real estate, net                    475      1,327
  Purchase of mortgage servicing rights                      (31)       (31)
  (Increase) decrease in investments in real estate          176        (10)
                                                        -----------  ---------
      Net cash provided by investing activities           $3,014     $41,060
                                                        -----------  ---------

(continued on next page)

                              Eastern Bancorp, Inc.
                      Consolidated Statements of Cash Flows

(continued)                                                  Three Months Ended
(Dollars in thousands)                                           December 31,
                                                           1996           1995
                                                          -------        ------
Cash flows from financing activities:
  Net increase (decrease) in deposits                   $(14,069)        $2,698
  Advances from FHLB:
    Proceeds                                              53,032         32,260
    Repayments and extinguishments                       (37,888)       (36,003)
  Securities sold under agreement to repurchase:
    Proceeds                                                --           11,855
    Repayments                                              --          (24,855)
  Reduction in capital lease obligation                      (32)           (29)
  Net proceeds from exercise of stock options and/or
    sale of treasury stock                                   300             10
  Dividends paid                                            (516)          (408)
                                                         ----------    ---------
        Net cash provided (used) by financing
          activities                                         827        (14,472)
                                                         ----------    ---------
        Net increase in cash                               2,860         10,090

        Cash and cash equivalents at beginning
          of period                                       27,766         19,862
                                                        -----------   ---------
        Cash and cash equivalents at end of period       $30,626        $29,952
                                                        -----------   ---------
                                                        -----------   ---------


Cash paid for:
  Interest                                                $8,249         $8,853
  Federal and state taxes                                    310            300

Supplemental disclosure of non-cash activities:
  Increase (decrease) in unrealized gain (loss) on
    investment and mortgage backed securities
    available-for-sale, net                                   (8)           418
  Loans charged off                                          146            113
  Loans securitized and sold                                 --           2,937
  Loans foreclosed                                         2,033            388


See accompanying notes to consolidated financial statements.

                              EASTERN BANCORP, INC.
                    Notes to Consolidated Financial Statements


(1) ACCOUNTING PRINCIPLES

    The unaudited consolidated interim financial statements for Eastern Bancorp, Inc. and subsidiaries presented herein should be read in conjunction with the consolidated financial statements of Eastern Bancorp, Inc. and subsidiaries for the fiscal year ended September 30, 1996, included in its annual report on Form 10-K.

    Consolidated financial information as of December 31, 1996, and for the three months ended December 31, 1996 and 1995 is unaudited, but in the opinion of management reflects all adjustments (none of which are other than normal recurring accruals) necessary for a fair presentation of such information. Interim results are not necessarily indicative of the results to be expected for the entire year. Certain information for the three month period ended December 31, 1995, has been reclassified to conform with the 1996 presentation.

                              EASTERN BANCORP, INC.
             Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

    This discussion and analysis includes material changes affecting the Company's liquidity, capital resources and results of operations for the period included in the accompanying consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

General:

    Eastern Bancorp, Inc. (the "Company") is the nondiversified unitary savings and loan holding company of Vermont Federal Bank, FSB ("VFB" or the Bank ). Effective October 1, 1995 the Company merged its formerly separate New Hampshire banking subsidiary into VFB. The Bank's principal business is retail banking, which includes attracting deposits and making loans. Additionally, the Bank makes investments and borrows funds. The Company also owns Vermont Service Corporation ("VSC"), a real estate development company it purchased from VFB in January 1992.

    All per share information contained herein has been adjusted to reflect the Company's June 19, 1996 three-for-two stock split paid to stockholders of record on June 5, 1996.

    On November 13, 1996, the Company entered into the Merger Agreement pursuant to which the Company will merge with and into Vermont Financial Services Corp. ("VFSC") and the Bank will become a wholly-owned subsidiary of VFSC ("the Merger"). Consummation of the Merger is conditioned, among other things, upon stockholder approval and regulatory approval.

Preliminary Note In Regard To Forward-Looking Statements:

  This quarterly report on Form 10-Q contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without
limiting the foregoing, the words  believes,   anticipates,   plans,
expects and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the registrant's actual results to differ materially from those contemplated by such forward-looking statements. These factors include, without limitation, those set forth below under the caption Certain Factors That May Affect Future Results.

Certain Factors That May Affect Future Results:

  The following important factors, among others, could cause actual results to differ materially from those contemplated by forward-looking statements made in this quarterly report on Form 10-Q or presented elsewhere by management from time to time.

    A number of uncertainties exist that could affect the Company's future operating results, including without limitation, the Bank's continued ability to originate quality loans, fluctuation of interest rates, real estate market conditions in the Bank's lending areas, general and local economic conditions, the Bank's continued ability to attract and retain deposits, the Company's ability to control costs, new accounting pronouncements, and changing regulatory requirements.

    Another uncertainty involves regulatory and stockholder approval of the Agreement and Plan of Reorganization ("the Merger Agreement") dated November 13, 1996 by and among the Company, the Bank, and VFSC. While management does not anticipate a negative response from the regulatory bodies or the stockholders of the Company or VFSC, failure to approve the agreement could materially impact the future performance of the Company because of distraction of management, fees, and restrictions on interim operations.

    The Merger Agreement sets forth certain restrictions on activities of the Company and its subsidiaries which are not in the ordinary and usual course of business consistent with past practices and must be adhered to until the effective date of the Merger. These restrictions include, but are not limited to, (i) the execution of any material contract or incurrence of any material obligation outside the ordinary course of business, (ii) the declaration or payment of any dividends or other distributions to stockholders that are in any way inconsistent with prior practices, (iii) the amendment, in any material respect of the Company s employee benefit plans or employment contracts, (iv) the issuance of any shares of its capital stock or grant of any options except in fulfillment of pre-existing option plans, (v) the incurrence of any additional debt obligation except in the ordinary course of business consistent with past practices or to any capital expenditures above certain monetary limits, (vi) and the making of any loans or extensions of credit other than those which are on customary terms, conditions and standards.

    As a result of the Deposit Insurance Funds Act of 1996 the Secretary of the Treasury is to review recommendations in 1997 for the establishment of a common charter for banks and savings associations. Accordingly, the Bank may be required to convert its federal savings bank charter to either a national bank charter, a state depository institution charter, or a newly designed charter. The Company may also become regulated at the holding company level by the Board of Governors of the Federal Reserve System (the "Federal Reserve") rather than by the Office of Thrift Supervision ("OTS"). Regulation by the Federal Reserve could subject Eastern to capital requirements that are not currently applicable to the Company as a holding company under OTS regulation and may result in statutory limitations on the type of business activities in which the Company may engage at the holding company level, which business activities currently are not restricted. The Company is unable to predict whether such initiatives will result in enacted legislation requiring a charter change and if so whether the charter change would significantly impact the Company's operations.

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

    Because of these and other factors, past financial performance should not be considered an indicator of future performance. Investors should not solely use historical trends to anticipate future results and should be aware that the trading price of the Company's common stock may be subject to wide fluctuations in response to quarter to quarter variations in operating results, general conditions in the thrift industry, changes in earnings estimates and recommendations by analysts or other events.

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

    The OTS regulations require the Bank to maintain liquid assets at 5% or more of its net withdrawable deposits plus short term borrowings. The Bank's liquidity ratios are in compliance with those regulations for the periods reported.

    The Company's primary sources of liquidity consist of dividends received from its subsidiaries, sales of investment securities available-for-sale, maturities of investment securities, and borrowed funds. The Company uses its liquidity to pay cash dividends to shareholders, for general and administrative expenses and to pay federal and state taxes. The Company also uses its liquidity to fund cash needs of VSC. At December 31, 1996, the Company had $2.8 million in cash and investment securities. The Company did not have any debt outstanding at December 31, 1996, nor does it anticipate the need to borrow any funds during fiscal 1997.

Investment and Mortgage Backed Securities:

    Investment and mortgage backed securities held-to-maturity at December 31, 1996 totaled $276.9 million with a market value of $272.6 million compared to $293.6 million with a market value of $284.8 million at September 30, 1996. Investment and mortgage backed securities available-for-sale as of December 31, 1996 totaled $10.0 million with an amortized cost of $10.0 million compared to $9,000 with an amortized cost of $1,000 at September 30, 1996. During the first quarter of fiscal 1997, the Bank purchased a $10.0 million security and classified it as available-for-sale for future liquidity purposes. The Company believes cash flow from mortgage backed and investment securities is adequate to meet liquidity requirements.

    The Bank uses mortgage backed securities to supplement loan demand and as an alternative use of excess liquid funds. They are also used for the purpose of meeting the Bank's "Qualified Thrift Lender" requirements.

Loans:

    The Company's net loans increased $5.2 million from $488.8 million at September 30, 1996, to $493.9 million at December 31, 1996.

The following table compares significant loan activity for the periods indicated.

                                            Selected Loan Activity
(Dollars in thousands)                  Three Months Ended December 31,
                                                 (Unaudited)

                                             1996           1995
                                            -------        -------

Originations:
 Residential Mortgage                       $35,220        $32,003
 Consumer                                    11,639          5,870
 Commercial                                  20,765          3,056
                                            -------        -------

Total Originations                           67,624         40,929
Purchases                                     3,130          3,740
Sales                                        27,951         31,395
Loans securitized to mortgage
 backed securities                               --          2,937

    The Bank originates fixed and adjustable rate mortgage loans for sale. At December 31, 1996, the Bank had $9.4 million in mortgage loans held for sale that required no valuation reserve to adjust their carrying value to the lower of cost or market. At December 31, 1996, the Bank had $12.7 million in commitments to sell mortgage loans. During the three months ended December 31, 1996, the Bank sold $28.0 million in mortgage loans, all of which had been originated for sale. The proceeds from these sales combined with other sources of funds were used to originate $67.6 million in loans, of which $35.2 million were residential mortgages. Early in fiscal 1996, management decided to increase efforts in commercial lending. The Company is now experiencing the full benefits of this decision resulting in increased commercial loan originations during fiscal 1997.

    At December 31, 1996,the Bank had commitments to originate loans of $88.7 million which included $11.9 million in residential mortgage loans, $16.6 million in commercial loans (primarily unadvanced funds on equity lines of credit) and $60.2 million in consumer loans (primarily unadvanced funds on equity lines of credit).

    The following table compares the balances of nonperforming assets at the dates indicated. There are no loans greater than ninety days past due that are still accruing.


                                                 NONPERFORMING ASSETS
                                 December 31, 1996  September 30, 1996     December 31,1995
--------------------------------------------------------------------------------------------
                                             % of                % of                  % of
(Dollars in thousands)            Amount    Assets    Amount    Assets    Amount     Assets
--------------------------------------------------------------------------------------------
Nonaccruing loans:
   Commercial                     $1,682    0.20%     $3,693    0.43%     $7,761    0.93%
   Consumer                        2,703    0.31       2,473    0.28       3,129    0.38
   Residential mortgage            2,192    0.25       1,779    0.20       2,988    0.36
-------------------------------------------------------------------------------------------
Total nonperforming loans          6,577    0.76       7,945    0.91      13,878    1.67
Real estate owned, net             4,951    0.57       3,611    0.42       4,696    0.56
Other repossessed assets             470    0.05         448    0.05         462    0.06
-------------------------------------------------------------------------------------------
Total nonperforming assets       $11,998    1.38%    $12,004    1.38%    $19,036    2.29%
-------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------
Restructured troubled debt:
   Performing                     $5,947    0.69%     $4,154    0.48%     $4,907    0.59%
   Nonperforming (included above)    938    0.11         952    0.11         618    0.07
-------------------------------------------------------------------------------------------
   Total                          $6,885    0.80%     $5,106    0.59%     $5,525    0.66%
-------------------------------------------------------------------------------------------
Allowance for loan losses         $2,906    0.34%     $2,858    0.33%     $4,009    0.48%
-------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------
Allowance for loan losses to:
   Nonperforming loans                     44.18%              35.97%              28.89%
   Total loans                              0.58                0.58                0.89
-------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------

    The Company's nonperforming assets of $12.0 million at December 31, 1996, remained relatively unchanged from the September 30, 1996 balance. Nonaccruing loans decreased approximately $1.4 million primarily offset by an increase of approximately $1.3 million in OREO. The decrease in nonaccruing loans and the increase in OREO was due primarily to the reclassification of one commercial property from nonaccruing loans to OREO property.

    See "Results of Operations - Provision for Loan Losses" for information on the allowance for loan losses which totaled $2.9 million at December 31, 1996.

Deposits:

    Total deposits decreased $14.1 million during the three months ended December 31, 1996. The Bank attributes this decrease in deposits to decreases in demand deposit accounts, money market accounts, NOW accounts, and passbook accounts offset slightly by an increase in time deposit accounts. The decreases in these accounts are due primarily to seasonal fluctuations.

Borrowings:

    Total borrowed funds increased $15.1 million during the first three months of fiscal 1997 from $153.9 million at September 30, 1996 to $169.0 million at December 31, 1996.


Stockholders' Equity:

    Stockholders' equity increased $1.2 million during the three month period ended December 31, 1996, to $64.8 million, or $17.64 per share. The Company recorded earnings of $1.4 million and paid cash dividends to shareholders of $515,700 during the first three months of fiscal 1997. The Company received $300,000 for the use of Treasury shares to fund the exercise of employee and director stock options during the first three months of fiscal 1997. The Company's after tax unrealized loss on investment and mortgage backed securities was $2,000 compared to an unrealized gain of $6,000 at September 30, 1996 due to a decrease in the market value of those securities.

    The following table reflects actual regulatory capital as calculated at December 31, 1996 for VFB.

                                       (Dollars in thousands)
              VFB                             ACTUAL
              ---                      ----------------------
              Core                     $58,059        6.75%
              Tangible                  58,059         6.75
              Risk-based                60,865        12.48

    At December 31, 1996, VFB had risk-based capital of $60.9 million, or 12.48% of risk weighted assets on a fully phased-in basis. The Bank's capital ratios exceed current regulatory requirements.

    On January 23, 1997, the Board of Directors of the Company declared a $0.16 quarterly cash dividend per share, payable on February 19, 1997 to stockholders of record on February 5, 1997. Payment of future cash dividends is subject to, among other things, Company earnings and tax and regulatory considerations.

RESULTS OF OPERATIONS:
COMPARISON OF THE THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995

Net Income:

    Net income for the three months ended December 31, 1996 was $1.4 million or $0.37 per share, compared to earnings of $1.5 million, or $0.39 per share, for the three months ended December 31, 1995. Fiscal 1997 first quarter results included $391,000 of expenses related to the proposed merger with VFSC. Fiscal 1996 first quarter results included the following nonrecurring events: a $521,000 net gain on securities sales resulting from a reclassification of the investment portfolio under the FASB Special Report on SFAS No. 115, and a $401,000 charge due to additional expenses related to the merger of the Company s New Hampshire bank subsidiary into VFB.

Net Interest Income:

    Net interest income was $7.7 million for the three months ended December 31, 1996, compared to $6.9 million for the similar period ended December 31, 1995.

    Total interest income earned was $15.9 million during the fiscal 1997 quarter, an increase of $405,000 over the comparable fiscal 1996 quarter. This increase was due primarily to increased interest income on loans due to higher average balances, accounting for approximately $816,000 of the increase in interest income. This was partially offset by a decrease in loan yields, accounting for approximately $204,000, and a decrease in investment income due to lower yields and average balances, accounting for approximately $207,000.

    Total interest expense incurred was $8.2 million for the fiscal 1997 quarter, a $421,000 decrease from the $8.6 million incurred during the fiscal 1996 quarter. This decrease results from a decrease in deposit expense of $382,000, due primarily to a decrease in rates, and a decrease in borrowing expense of $39,000, due primarily to a decrease in rates.

                                  ANALYSIS OF AVERAGE RATES AND BALANCES
                                                          Quarter ended December 31,
                                                               1996                 1995
                                               ----------------------------------------------------
                                                          Interest  Rate            Interest  Rate
                                                  Average  income/ earned/ Average  income/  earned/
(Dollars in thousands)                            balance  expense  paid   balance   expense   paid
----------------------------------------------------------------------------------------------------

Assets
Loans                                            $488,961  $10,853  8.88%  $452,858  $10,241  9.05%
Investment and mortgage backed securities         309,769    5,028  6.49    318,758    5,235  6.57
                                                 --------  -------         --------  -------
   Total interest-earning assets                  798,730   15,881  7.95    771,616   15,476  8.02
Other real estate owned                             4,525                     5,027
Non interest-earning assets                        60,929                    60,142
                                                 --------                  --------
   Total assets                                  $864,184                  $836,785
                                                 --------                  --------
                                                 --------                  --------

Liabilities and Stockholders' Equity
Savings                                          $110,586     $728  2.63    $117,026     $792  2.71
Interest bearing checking                         145,205      824  2.27     137,705      947  2.75
Time deposits                                     322,854    4,308  5.34     312,899    4,503  5.76
Borrowings                                        158,854    2,293  5.77     151,964    2,332  6.14
                                                 --------   ------         ---------  -------
   Total interest-bearing liabilities             737,499    8,153  4.42     719,594    8,574  4.76
                                                 --------   ------         ---------  -------
Non-interest-bearing deposits                      54,512                     50,259
Other non-interest-bearing liabilities              7,502                      5,022
                                                 --------                  ---------
   Total liabilities                              799,513                    774,875
Stockholders' equity                               64,671                     61,910
                                                 --------                  ---------
   Total liabilities and stockholders' equity    $864,184                   $836,785
                                                 --------                  ---------
                                                 --------                  ---------
Net interest income                                         $7,728                     $6,902
                                                            ------                     ------
Net interest spread                                                 3.53                       3.26
Net interest margin                                                 3.87                       3.58
---------------------------------------------------------------------------------------------------

                                     13

Provision for Loan Losses:

    During fiscal 1997's first quarter, the Company provided $145,000 for loan loss reserves compared to $435,000 during the corresponding 1996 fiscal quarter. The Company had net charge-offs during the fiscal 1996 first quarter of $97,000 which were primarily consumer loans. Nonperforming loans at December 31, 1996 totaled $6.6 million compared to $7.9 million at September 30, 1996 and $13.9 million at December 31, 1995. The Company's total nonperforming assets at December 31, 1996 were $12.0 million compared to $12.0 million at September 30, 1996 and $19.0 million at December 31, 1995. At December 31, 1996, the Company believes its allowance for loan losses is adequate to cover potential loan losses in its loan portfolio. The Company will continue to examine future economic trends and will make quarterly provisions for loan losses in accordance with all known factors.

                                          Allowance for Loan Losses
                                          -------------------------
                                             Three months ended
                                               December 31,
(Dollars in thousands)                       1996           1995
----------------------                      ------         ------
Beginning of Period                         $2,858         $3,622
Provision                                      145            435
Net Charge-offs                                (97)           (48)
                                            ------        --------
End of Period                               $2,906         $4,009
                                            ------        -------
                                            ------        -------

Non-interest Income:

    Non-interest income decreased $463,000 during the fiscal 1997 quarter compared to the fiscal 1996 quarter. This decrease reflects a $521,000 gain on sale of investment and mortgage backed securities during the first quarter of fiscal 1996. The FASB special report on SFAS No. 115 allowed a one-time opportunity to reclassify held-to-maturity portfolio securities to the available-for-sale portfolio. The Bank reclassified approximately $43.7 million in securities to the available-for-sale portfolio. Subsequently, the Bank sold a portion of these reclassified securities for a net gain. In addition, gain on sale of loans decreased $119,000 when compared to the fiscal 1996 first quarter. This decrease was due primarily to a decrease in loans sold during the first quarter of fiscal 1997 compared to the fiscal 1996 first quarter.

    Service fees on loans sold were $255,000 during the fiscal 1997 first quarter compared to $295,000 during the fiscal 1996 quarter. Loan service income reflects, and is reduced by, the amortization of the capitalized mortgage servicing rights. Capitalized servicing rights amortization was $280,000 during the first quarter of 1997 compared to $148,000 during the 1996 first quarter. Loans serviced for other investors at December 31, 1996 were $658.0 million compared to $579.7 million at December 31, 1995.

    Customer service fees increased $215,000 during the first quarter of fiscal 1997 quarter compared to the fiscal 1996 quarter. Customer service fees are primarily generated from overdraft and service charges on demand deposit accounts, and other customer transaction fees. The Company anticipates it will maintain this level of customer service fee income in the foreseeable future.

Non-interest Expense:

    Total non-interest expense was $8.0 million for the fiscal 1997 quarter, an increase of $763,000 from the first quarter of fiscal 1996 non-interest expense of $7.2 million.

    The Company recorded $391,000 in expenses related to the proposed merger with VFSC during the first quarter of fiscal 1997. The Company recorded $401,000 in merger related expenses during the first quarter of fiscal 1996 due to contractual obligations related to the consolidation of the two subsidiary banks.

    Office occupancy expense increased $273,000 during the first quarter of fiscal 1997. This increase was due primarily to increased depreciation expense on technology initiatives and increased equipment maintenance contract fees.

    OREO expense increased $599,000 during the first quarter of fiscal 1997. This increase was due primarily to increased foreclosure expense and provision for losses and a decrease in gain on sale of OREO property.

Federal and State Taxes:

    Federal and state tax expense was $812,000 based on income before taxes of $2.2 million during the fiscal 1997 quarter. During the fiscal 1996 quarter, tax expense was $856,000 based on income before taxes of $2.3 million.

    At December 31, 1996, the Company had a net deferred income tax asset of approximately $1.4 million which is supported by recoverable taxes paid during the last three fiscal years. In addition, management believes the existing net deductible temporary differences which give rise to the net deferred income tax asset will reverse during periods in which the Company generates net taxable income and in which gross taxable temporary differences are expected to reverse. It should be noted, however, that factors beyond management's control, such as the general state of the economy and real estate values, can affect future levels of taxable income and that no assurance can be given that sufficient taxable income will be generated to fully absorb gross deductible temporary differences.

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

Item 3.       Defaults Upon Senior Securities
                   Not Applicable

Item 4.       Submission of Matters to a Vote of the Security Holders
                   None

Item 5.       Other Information
                   None

Item 6.       Exhibits and Reports on Form 8-K.

              (a.) Exhibit 11 - Computation of Primary and Fully Diluted Earnings Per Share.
                    Exhibit 27.1 - Financial Data Schedule.

              (b.) During the quarter ended December 31, 1996, the Company filed one Form 8-K, dated November 21, 1996, pursuant to
                    Item 5 of Form 8-K, that announced the Company's plans to merge with and into Vermont Financial Services Corp.

                                    SIGNATURE


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





DATE:  February 12, 1997          /s/ Janine K. Pinel
      -------------------         -------------------------------
                                  JANINE K. PINEL
                                  Chief Financial Officer