Form 10-Q
period 1997-03-31
EASTERN BANCORP INC
filed 1997-05-14
CIK 793169

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                   FORM 10-Q

[xx] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE TRANSITION PERIOD FROM     TO

                        Commission File Number 0-14853

                            EASTERN BANCORP, INC.
            (Exact name of registrant as specified in its charter)

                   Delaware                         03-0304472)
        (State or other jurisdiction of           (I.R.S. Employer
           incorporation organization)           Identification No.)

             537 Central Avenue
            Dover, New Hampshire                       03820
  (Address of principal executive offices)           (Zip) Code



      Registrant's telephone number, including area code: (603) 749-2150.

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No / /

                    APPLICABLE ONLY TO CORPORATE ISSUERS:

    The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date is:

                Class: Common Stock, par value $.01 per share
                 Outstanding at May 7, 1997: 3,709,876 shares

                                     INDEX


PART I.  FINANCIAL INFORMATION                                            PAGE
------   ---------------------                                           ------
Item 1.   Financial Statements

          Consolidated Statements of Financial Condition
          at March 31, 1997 and September 30, 1996                          3

          Consolidated Statements of Operations for the Three and Six
          Months Ended March 31, 1997 and March 31, 1996                    4

          Consolidated Statements of Cash Flows for the Six
          Months Ended March 31, 1997 and March 31, 1996                  5-6

          Notes to Consolidated Financial Statements                        7

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                      8-17

Part II.  Other Information

Item 1.   Legal Proceedings                                                18

Item 2.   Changes in Securities                                            18

Item 3.   Defaults upon Senior Securities                                  18

Item 4.   Submission of Matters to a Vote of Security Holders              18

Item 5.   Other Information                                                18

Item 6.   Exhibits and Reports on Form 8-K                                 18


                             Eastern Bancorp, Inc.
                Consolidated Statements of Financial Condition

(Dollars in thousands, except per share data)

                                                                     MARCH 31,   SEPTEMBER 30,
ASSETS                                                                  1997         1996
-------------------------------------------------------------------  ----------  -------------
Cash and due from banks............................................  $   32,567   $    27,766
Short-term investments.............................................      12,687        12,043
Investment and mortgage backed securities available-for-sale
  (amortized cost of $10,000 at March 31, 1997 and $1 at September
  30, 1996)........................................................       9,901             9
Investment securities held-to-maturity (market value of $36,152 at
  March 31, 1997 and $47,946 at September 30, 1996)................      37,395        48,793
Mortgage backed securities held-to-maturity (market value of
  $224,665 at March 31, 1997 and $236,869 at September 30, 1996)...     232,019       244,856
FHLB stock.........................................................       9,283         9,283
Loans (net of allowance for loan losses of $2,828 at March 31, 1997
  and $2,858 at September 30, 1996)................................     484,104       478,306
Loans held for sale................................................       5,831        10,480
Accrued interest receivable:
Investment and mortgage backed securities..........................       2,322         2,230
Loans..............................................................       2,793         2,843
Other real estate owned, net.......................................       5,180         3,611
Investment in real estate..........................................         336           437
Premises and equipment, net........................................      18,397        16,693
Excess of cost over net assets acquired............................       3,338         3,528
Deferred income tax asset, net.....................................       1,383         1,346
Mortgage servicing rights..........................................       3,025         3,061
Prepaid expenses and other assets..................................       5,257         3,393
                                                                     ----------  -------------
Total assets.......................................................  $  865,818   $   868,678
                                                                     ----------  -------------
                                                                     ----------  -------------
LIABILITIES
Deposit accounts (including non-interest bearing deposits of
  $58,819 at March 31, 1997 and $55,986 at September 30, 1996).....  $  639,642   $   641,286
Advances from FHLB.................................................     153,263       153,636
Capital lease obligation...........................................         209           273
Accrued expenses and other liabilities.............................       6,976         9,903
                                                                     ----------  -------------
Total liabilities..................................................     800,090       805,098
STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value: 1,000,000 shares authorized; no
  shares issued and outstanding....................................          --            --
Common stock, $0.01 par value: 5,000,000 shares authorized;
  4,095,549 shares issued at March 31, 1997 and 4,095,549 at
  September 30, 1996...............................................          41            41
Additional paid-in capital.........................................      36,610        36,384
Retained income (substantially restricted).........................      31,934        30,138
Unrealized gain (loss) on securities available-for-sale, net.......         (66)            6
Treasury stock (at cost) 414,715 shares at March 31, 1997 and
  444,015 shares at September 30, 1996.............................      (2,791)       (2,989)
                                                                     ----------  -------------
Total stockholders' equity.........................................      65,728        63,580
                                                                     ----------  -------------
Total liabilities and stockholders' equity.........................  $  865,818   $   868,678
                                                                     ----------  -------------
                                                                     ----------  -------------

See accompanying notes to consolidated financial statements.

                             Eastern Bancorp, Inc.
                    Consolidated Statements of Operations

(Dollars in thousands, except per share data)



                                                                  THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                      MARCH 31,               MARCH 31,
                                                                ----------------------  ----------------------
INTEREST INCOME:                                                   1997        1996        1997        1996
--------------------------------------------------------------  ----------  ----------  ----------  ----------
Residential mortgage loans....................................  $    5,457  $    4,527  $   10,795  $    8,959
Other loans...................................................       5,543       5,695      11,058      11,504
Investment and mortgage backed securities available-
  for-sale....................................................         176         191         293         563
Investment securities held-to-maturity........................         899       1,120       1,888       1,953
Mortgage backed securities held-to-maturity...................       3,834       3,644       7,756       7,674
                                                                ----------  ----------  ----------  ----------
 Total interest income........................................      15,909      15,177      31,790      30,653
INTEREST EXPENSE:
Deposit accounts..............................................       5,744       5,985      11,604      12,227
Borrowings....................................................       2,281       2,017       4,574       4,349
                                                                ----------  ----------  ----------  ----------
 Total interest expense.......................................       8,025       8,002      16,178      16,576
                                                                ----------  ----------  ----------  ----------
Net interest income...........................................       7,884       7,175      15,612      14,077
Provision for loan losses.....................................          50         300         195         735
                                                                ----------  ----------  ----------  ----------
 Net interest income after provision for loan losses..........       7,834       6,875      15,417      13,342
NON-INTEREST INCOME:
Gain on sale of investment and mortgage backed securities,
  net.........................................................          --         229          14         750
Gain on sale of loans and mortgage servicing rights, net......         394         512         822       1,059
Service fees on loans sold....................................         232         224         487         519
Customer service fees.........................................       1,418       1,313       3,013       2,693
Miscellaneous.................................................         409         256         723         582
                                                                ----------  ----------  ----------  ----------
 Total non-interest income....................................       2,453       2,534       5,059       5,603
                                                                ----------  ----------  ----------  ----------
  Income before non-interest expense and federal and state
    taxes.....................................................      10,287       9,409      20,476      18,945
NON-INTEREST EXPENSE:
Compensation and benefits.....................................       3,376       2,890       6,598       6,047
Office occupancy, net.........................................       1,706       1,550       3,277       2,848
Marketing.....................................................         354         309         711         829
Federal deposit insurance premium.............................         103         349         389         722
Other real estate owned operations............................         553         168       1,200         216
Amortization of intangibles...................................          95          95         190         190
Professional fees.............................................         107         267         177         381
Merger related................................................         138          --         529         401
Supplies......................................................         227         335         445         559
Telephone.....................................................         278         203         527         407
Postage.......................................................         281         259         498         445
Other.........................................................         676         607       1,309       1,180
                                                                ----------  ----------  ----------  ----------
 Total non-interest expense...................................       7,894       7,032      15,850      14,225
                                                                ----------  ----------  ----------  ----------
 Income before federal and state taxes........................       2,393       2,377       4,626       4,720
 Federal and state tax expense................................         910         871       1,722       1,727
                                                                ----------  ----------  ----------  ----------
  Net income..................................................  $    1,483  $    1,506  $    2,904  $    2,993
                                                                ----------  ----------  ----------  ----------
                                                                ----------  ----------  ----------  ----------
Earnings per common and common equivalent share
  outstanding.................................................  $     0.38  $     0.40  $     0.74  $     0.79
Cash dividends paid per common share..........................        0.16        0.12        0.30        0.23
Weighted average number of common and common equivalent shares
  outstanding.................................................   3,918,840   3,785,896   3,904,791   3,785,289

See accompanying notes to consolidated financial statements.

                             Eastern Bancorp, Inc.
                     Consolidated Statements of Cash Flows

                                                                             SIX MONTHS ENDED
                                                                                MARCH 31,
                                                                           --------------------
(DOLLARS IN THOUSANDS)                                                       1997       1996
-------------------------------------------------------------------------  ---------  ---------
Cash flows from operating activities:
 Net income..............................................................  $   2,904  $   2,993
 Adjustments to reconcile net income to net cash provided (used) by operating activities:
  Depreciation, amortization and accretion...............................      2,136      1,975
  Provision for loan losses..............................................        195        735
  (Gain) on sale of securities...........................................        (14)      (750)
  (Gain) on sale of loans and mortgage servicing rights..................       (822)    (1,059)
  Loss (gain) on sale of real estate owned...............................          8       (626)
  Provision for loss on other real estate owned..........................        327       ----
  Loans originated for sale..............................................    (43,924)   (68,723)
  Proceeds from sales of loans originated for sale.......................     49,395     50,085
  (Increase) decrease in accrued interest receivable.....................        (42)       445
  (Increase) decrease in prepaid expenses and other assets...............     (1,660)       127
  Increase (decrease) in accrued expenses and other liabilities..........     (4,169)    (1,690)
  Increase (decrease) in accrued federal taxes...........................      1,242       ----
                                                                           ---------  ---------
  Total adjustments......................................................      2,672    (19,481)
                                                                           ---------  ---------
  Net cash provided (used) by operating activities.......................      5,576    (16,488)
                                                                           ---------  ---------
Cash flows from investing activities:
 Net decrease in short-term investments..................................       (644)    (5,117)
 Portfolio loans:
  Purchases..............................................................     (5,556)   (31,458)
  Originations net of repayments.........................................     (3,530)    10,398
  Proceeds from sales....................................................       ----      6,277
  Recoveries on loans previously charged off.............................         82        133
 Investment and mortgage backed securities available-for-sale:
  Purchases..............................................................    (10,000)       (50)
  Proceeds from sales....................................................       ----     58,382
  Proceeds from maturities and returns of principal......................       ----      1,980
 Investments held-to-maturity:
  Purchases..............................................................     (3,249)   (57,023)
  Proceeds from sales....................................................      7,014       ----
  Proceeds from maturities and returns of principal......................      7,699     38,351
 Mortgage backed securities held-to-maturity:
  Purchases..............................................................       ----       ----
  Proceeds from sales....................................................       ----       ----
  Proceeds from maturities and returns of principal......................     12,772     16,321
 Purchases of premises and equipment, net of sales proceeds..............     (3,085)    (2,281)
 Proceeds from sales of real estate, net.................................        440      2,696
 Purchase of mortgage servicing rights...................................        (54)       (63)
 (Increase) decrease in investments in real estate.......................        101        (10)
                                                                           ---------  ---------
   Net cash provided (used) by investing activities......................  $   1,990  $  38,536
                                                                           ---------  ---------

(continued on next page)
                                       5

                             Eastern Bancorp, Inc.
                     Consolidated Statements of Cash Flows

(continued)



                                                                             SIX MONTHS ENDED
                                                                                MARCH 31,
(DOLLARS IN THOUSANDS)                                                       1997       1996
-------------------------------------------------------------------------  ---------  ---------

Cash flows from financing activities:
 Net increase (decrease) in deposits.....................................  $  (1,644) $  10,524
 Advances from FHLB:
  Proceeds...............................................................     74,209     40,523
  Repayments.............................................................    (74,582)   (53,005)
 Securities sold under agreement to repurchase:
  Proceeds...............................................................       ----     11,855
  Repayments.............................................................       ----    (31,855)
 Reduction in capital lease obligation...................................        (64)       (60)
 Net proceeds from exercise of stock options and/or sale of treasury
  stock..................................................................        423        166
 Dividends paid..........................................................     (1,107)      (840)
                                                                           ---------  ---------
   Net cash provided (used) by financing activities......................     (2,765)   (22,692)
                                                                           ---------  ---------
   Net increase (decrease) in cash.......................................      4,801       (644)
   Cash and cash equivalents at beginning of period......................     27,766     19,862
                                                                           ---------  ---------
   Cash and cash equivalents at end of period............................  $  32,567  $  19,218
                                                                           ---------  ---------
                                                                           ---------  ---------
Cash paid for:
 Interest................................................................  $  16,300  $  16,880
 Federal and state taxes.................................................      1,398      1,895
Supplemental disclosure of non-cash activities:
 Change in unrealized gain (loss) on investment and mortgage backed
   securities available-for-sale, net.....................................       (72)       203
 Loans charged off........................................................       306        971
 Loans securitized and sold...............................................       572     11,479
 Loans foreclosed.........................................................     2,344        619

See accompanying notes to consolidated financial statements.

                             EASTERN BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) ACCOUNTING PRINCIPLES

    The unaudited consolidated interim financial statements for Eastern Bancorp, Inc. and subsidiaries presented herein should be read in conjunction with the audited consolidated financial statements of Eastern Bancorp, Inc. and subsidiaries for the fiscal year ended September 30, 1996, included in its annual report on Form 10-K.

    Consolidated financial information as of March 31, 1997, and for the three months and six months ended March 31, 1997 and 1996 is unaudited, but in the opinion of management reflects all adjustments (none of which are other than normal recurring accruals) necessary for a fair presentation of such information. Interim results are not necessarily indicative of the results to be expected for the entire year. Certain information for the three and six month periods ended March 31, 1996 and for September 30, 1996, has been reclassified to conform with the 1997 presentation.

                              EASTERN BANCORP, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            and Results of Operations

    This discussion and analysis includes material changes affecting the Company's liquidity, capital resources and results of operations for the period included in the accompanying consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES:

General:

    Eastern Bancorp, Inc. (the "Company") is the nondiversified unitary savings and loan holding company of Vermont Federal Bank, FSB ("VFB" or the "Bank"). The Bank's principal business is retail banking, which includes attracting deposits and making loans. Additionally, the Bank makes investments and borrows funds. The Company also owns Vermont Service Corporation ("VSC"), a real estate development company it purchased from VFB in January 1992.

    All per share information contained herein has been adjusted to reflect the Company's June 19, 1996 three-for-two stock split paid to stockholders of record on June 5, 1996.

    On November 13, 1996, the Company entered into an Agreement and Plan of Reorganization (the "Merger Agreement"), among the Company, the Bank and Vermont Financial Services Corporation ("VFSC") pursuant to which the Company will merge with and into VFSC, and the Bank will become a wholly-owned subsidiary of VFSC (the "Merger"). Consummation of the Merger is conditioned, among other things, upon stockholder approval and regulatory approval.

Preliminary Note In Regard To Forward-Looking Statements:

    This quarterly report on Form 10-Q contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those contemplated by such forward-looking statements. These factors include, without limitation, those set forth below under the caption "Certain Factors That May Affect Future Results."

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

    Another uncertainty involves regulatory and stockholder approval of the Merger Agreement. While management does not anticipate a negative response from the regulatory bodies or the stockholders of the Company or VFSC, failure to approve the agreement could materially impact the future performance of the Company because of distraction of management, fees, and restrictions on interim operations.

    The Merger Agreement sets forth certain restrictions on activities of the Company and its subsidiaries which are not in the ordinary and usual course of business consistent with past practices and must be adhered to until the effective date of the Merger. These restrictions include, but are not limited to, (i) the execution of any material contract or incurrence of any material obligation outside the ordinary course of business, (ii) the declaration or payment of any dividends or other distributions to stockholders that are in any way inconsistent with prior practices, (iii) the amendment, in any material respect of the Company's employee benefit plans or employment contracts, (iv) the issuance of any shares of its capital stock or grant of any options except in fulfillment of pre-existing option plans,

(v) the incurrence of any additional debt obligation except in the ordinary course of business consistent with past practices or to any capital expenditures above certain monetary limits, (vi) and the making of any loans or extensions of credit other than those which are on customary terms, conditions and standards.

    As a result of the Deposit Insurance Funds Act of 1996, the Secretary of the Treasury is to review recommendations in 1997 for the establishment of a common charter for banks and savings associations. Accordingly, the Bank may be required to convert its federal savings bank charter to either a national bank charter, a state depository institution charter, or a newly designed charter. The Company may also become regulated at the holding company level by the Board of Governors of the Federal Reserve System (the "Federal Reserve") rather than by the Office of Thrift Supervision ("OTS"). Regulation by the Federal Reserve could subject Eastern to capital requirements that are not currently applicable to the Company as a holding company under OTS regulation and may result in statutory limitations on the type of business activities in which the Company may engage at the holding company level, which business activities currently are not restricted. The Company is unable to predict whether such initiatives will result in enacted legislation requiring a charter change and if so whether the charter change would significantly impact the Company's operations.

    Revenue generated by the Company is highly dependent on its asset/liability management policies, future changes in the general direction of interest rates and the overall economy could negatively impact net interest margin.

    The Company's operating results are negatively affected by its nonperforming assets. Future changes in the national or local economy, fluctuations in interest rates, and changes in the real estate market could limit or prevent future nonperforming asset reduction and negatively impact results.

    Operating results are affected by the adequacy of the Company's loan loss reserve to cover loan losses. Management has considerable experience in evaluating the loan portfolio; however, changes in the national or local economy or fluctuations in interest rates could create the need for additional provisions, thereby adversely affecting operating results. There can be no assurance that the Company's provision for loan loss reserves will prove adequate.

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

Liquidity:

    The Bank's primary sources of liquidity consist of borrowed funds, deposit inflows, loan repayments, sales of loans originated for sale, sales of investments and mortgage backed securities available-for-sale, and maturities of investment and mortgage backed securities. These sources of liquidity fund investments in a variety of mortgage, commercial and consumer loans and investment and mortgage backed securities. The Bank believes it has adequate sources of liquidity to fund its current activities.

    OTS regulations require the Bank to maintain liquid assets at 5% or more of its net withdrawable deposits plus short term borrowings. The Bank's liquidity ratios are in compliance with those regulations for the periods reported.

    The Company's primary sources of liquidity consist of dividends received from its subsidiaries, sales of investment securities available-for-sale, maturities of investment securities, and borrowed funds. The Company uses its liquidity to pay cash dividends to shareholders, for general and administrative expenses and to pay federal and state taxes. The Company also uses its liquidity to fund cash needs of VSC. At March 31, 1997, the holding company had $2.8 million in cash and investment securities. The Company did not have any debt outstanding at March 31, 1997, nor does it anticipate the need to borrow any funds during fiscal 1997.

Investment and Mortgage Backed Securities:

    Investment and mortgage backed securities held-to-maturity at March 31, 1997 totaled $269.4 million with a market value of $260.8 million compared to $293.6 million with a market value of $284.8 million at September 30, 1996. This decrease was due to maturities and returns of principle. Investment and mortgage backed securities available-for-sale as of March 31, 1997 totaled $9.9 million with an amortized cost of $10.0 million compared to $9,000 with an amortized cost of $1,000 at September 30, 1996. The Bank purchased one security during the first six months of fiscal 1997 and classified it as available-for-sale to gain liquidity flexibility. The Company believes cash flow from mortgage backed and investment securities is adequate to meet liquidity requirements.

    The Bank uses mortgage backed securities to supplement loan demand and as an alternative use of excess liquid funds. They are also used for the purpose of meeting the Bank's "Qualified Thrift Lender" requirements.

Loans:

    The Company's net loans increased $1.1 million from $488.8 million at September 30, 1996, to $489.9 million at March 31, 1997.

The following table compares significant loan activity for the periods indicated.

                                                                           SELECTED LOAN ACTIVITY
                                                                         SIX MONTHS ENDED  MARCH 31,
(DOLLARS IN THOUSANDS)                                                       1997       1996
-----------------------------------------------------------------------   ----------  ---------
Originations:
 Residential Mortgage..................................................   $   59,945  $  75,400
 Consumer..............................................................       21,360     12,408
 Commercial............................................................       33,894      5,822
                                                                          ----------  ---------
  Total Originations...................................................   $  115,199  $  93,630
                                                                          ----------  ---------
                                                                          ----------  ---------
Purchases..............................................................   $    5,556  $  31,458
Proceeds from sales....................................................       48,823     50,085
Loans securitized to mortgage backed securities........................          572     11,479

    The Bank originates fixed and adjustable rate mortgage loans for sale. At March 31, 1997, the Bank had $5.8 million in mortgage loans held for sale which required no valuation reserve to adjust their carrying value to the lower of cost or market. At March 31, 1997, the Bank had $10.5 million in commitments to sell mortgage loans. During the six months ended March 31, 1997, the Bank received proceeds of $48.8 million from the sale of loans and $572,000 from loans securitized and sold, all of which had been originated for sale. The proceeds from these sales combined with other sources of funds were used to originate $115.2 million in loans, of which $59.9 million were residential mortgages. Early in fiscal 1996, management decided to increase efforts in commercial lending. The Company is now experiencing the full benefits of this decision resulting in increased commercial loan originations during fiscal 1997.

    On April 3, 1997, after the end of the period reported herein, the Bank sold substantially all of its mobile home portfolio, $35.4 million, for a net loss of approximately $141,600.

    At March 31, 1997, the Bank had commitments to originate loans of $91.0 million which included $15.4 million in residential mortgage loans, $14.3 million in commercial loans (primarily unadvanced funds on equity lines of credit) and $61.3 million in consumer loans (primarily unadvanced funds on equity lines of credit).

    The following table compares the balances of nonperforming assets at the dates indicated. There are no loans greater than ninety days past due that are still accruing.

                              NONPERFORMING ASSETS

                                                                    MARCH 31, 1997       DECEMBER 31, 1996    SEPTEMBER 30, 1996
----------------------------------------------------------------------------------------------------------------------------------
                                                                               % OF                  % OF                  % OF
(DOLLARS IN THOUSANDS)                                             AMOUNT     ASSETS     AMOUNT     ASSETS     AMOUNT     ASSETS
----------------------------------------------------------------  ---------  ---------  ---------  ---------  ---------  ---------
Nonaccruing loans:
 Commercial.....................................................  $     857       0.10% $   1,682       0.20% $   3,693       0.43%
 Consumer.......................................................      2,316       0.27      2,703       0.31      2,473       0.28
 Residential mortgage...........................................      2,019       0.23      2,192       0.25      1,779       0.20
                                                                  ---------  ---------  ---------  ---------  ---------  ---------
Total nonperforming loans.......................................      5,192       0.60      6,577       0.76      7,945       0.91
Real estate owned, net..........................................      5,180       0.60      4,951       0.57      3,611       0.42
Other repossessed assets........................................        593       0.07        470       0.05        448       0.05
                                                                  ---------  ---------  ---------  ---------  ---------  ---------
Total nonperforming assets......................................  $  10,965       1.27% $  11,998       1.38% $  12,004       1.38%
                                                                  ---------  ---------  ---------  ---------  ---------  ---------
                                                                  ---------  ---------  ---------  ---------  ---------  ---------
Restructured troubled debt:
 Performing.....................................................  $   5,484       0.63% $   5,947       0.69% $   4,154       0.48%
 Nonperforming (included above).................................        919       0.11        938       0.11        952       0.11
                                                                  ---------  ---------  ---------  ---------  ---------  ---------
 Total..........................................................  $   6,403       0.74% $   6,885       0.80% $   5,106       0.59%
                                                                  ---------  ---------  ---------  ---------  ---------  ---------
                                                                  ---------  ---------  ---------  ---------  ---------  ---------
Allowance for possible loan losses..............................  $   2,828       0.33% $   2,906       0.34% $   2,858       0.33%
                                                                  ---------  ---------  ---------  ---------  ---------  ---------
                                                                  ---------  ---------  ---------  ---------  ---------  ---------
Allowance for possible loan losses to:
 Nonperforming loans.............................................                54.47%                44.18%                35.97%
 Total loans.....................................................                 0.57                  0.58                  0.58
-----------------------------------------------------------------------------------------------------------------------------------


    The Company's total nonperforming assets decreased $1.0 million to $11.0 million at March 31, 1997 compared to $12.0 million at both December 31, 1996 and September 30, 1996 due to a decrease in all of the nonperforming loan categories, somewhat offset by an increase in OREO and ORA. Nonaccruing loans decreased approximately $1.4 million from December 31, 1996 and decreased $2.8 million from September 30, 1996. During the first quarter of fiscal 1997, the decrease in nonaccruing loans and the increase in OREO was due primarily to the reclassification of one commercial property from nonaccruing loans to OREO property.

    See "Results of Operations--Provision for Loan Losses" for information on the allowance for loan losses which totaled $2.8 million at March 31, 1997.

Deposits:

    Total deposits decreased $1.6 million during the six months ended March 31, 1997. This decrease in deposits resulted from decreases in NOW accounts, passbook accounts and money market accounts slightly offset by increases in demand deposit accounts and time deposits .

Borrowings:

    Total borrowed funds decreased $437,000 during the first six months of fiscal 1997.

Stockholders' Equity:

    Stockholders' equity increased $2.1 million during the six month period ended March 31, 1997, to $65.7 million, or $17.86 per share. The Company recorded earnings of $2.9 million and paid cash dividends to shareholders of $1.1 million during the first six months of fiscal 1997. During the six months ended March 31, 1997, the Company received $423,000 for the use of Treasury shares to fund the exercise of employee and director stock options. The Company's after tax unrealized loss on investment and mortgage backed securities was $66,000 compared to a $6,000 unrealized gain at September 30, 1996 due to a decrease in the market value of those securities.

    The following table reflects regulatory capital for VFB as calculated at March 31, 1997.


REGULATORY                                               (DOLLARS IN THOUSANDS)
CAPITAL                                                          ACTUAL
--------------                                           ----------------------
Core...................................................  $   59,941        6.97%
Tangible...............................................      59,941        6.97
Risk-based.............................................      62,650       12.76

    At March 31, 1997, VFB had risk-based capital of $62.7 million, or 12.8% of risk weighted assets on a fully phased-in basis. The Bank's capital ratios exceed current regulatory requirements.

    On April 22, 1997, the Board of Directors of the Company declared a $0.16 quarterly cash dividend per share, payable on May 21, 1997 to stockholders of record on May 7, 1997. Payment of future cash dividends is subject to, among other things, Company earnings and tax and regulatory considerations.

RESULTS OF OPERATIONS:

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996

Net Income:

    Net income for the three months ended March 31, 1997 was $1.5 million or $0.38 per share, compared to earnings of $1.5 million, or $0.40 per share, for the three months ended March 31, 1996. Net interest income increased $709,000 from the same period last year due primarily to increased mortgage loan income. The provision for loan losses for the fiscal 1997 quarter was $50,000 compared to $300,000 for the same period last year. Both quarters provisions were calculated based upon the results of the Bank's loan loss analyses. Non-interest income decreased $81,000 from the prior year which included a $229,000 gain on sale of investment and mortgage backed securities. Non-interest expense increased $862,000 from the prior year due primarily to increased compensation and benefits, office occupancy, OREO expense and merger related expenses.

Net Interest Income:

    Net interest income was $7.9 million for the three months ended March 31, 1997 compared to $7.2 million for the similar period ended March 31, 1996.

    Total interest income earned was $15.9 million during the fiscal 1997 quarter, an increase of $732,000 over the comparable fiscal 1996 quarter. This resulted from a $778,000 increase in interest income on loans due to higher average balances, accounting for approximately $970,000, offset by a $192,000 decrease due to lower yields. Offsetting this increase in loan income, interest income on investments and mortgage backed securities decreased approximately $46,000. Of this decrease, $150,000 was a result of decreased average balances offset by a $104,000 increase resulting from higher yields.

                                                                            ANALYSIS OF AVERAGE RATES AND BALANCES
                                                                                     QUARTER ENDED MARCH 31,
                                                            ----------------------------------------------------------------------
                                                                          1997                                1996
                                                                        INTEREST      RATE                  INTEREST      RATE
                                                             AVERAGE     INCOME/     EARNED/     AVERAGE     INCOME/     EARNED/
(DOLLARS IN THOUSANDS)                                       BALANCE     EXPENSE      PAID       BALANCE     EXPENSE      PAID
----------------------------------------------------------  ----------  ---------  -----------  ----------  ---------  -----------
Assets
Loans.....................................................  $  491,348  $  11,000        8.95%  $  448,753  $  10,222        9.11%
Investment and mortgage backed securities.................     300,724      4,909        6.53      309,910      4,955        6.40
                                                            ----------  ---------         ---   ----------  ---------         ---
 Total interest-earning assets............................     792,072     15,909        8.03      758,663     15,177        8.00
Other real estate owned...................................       5,158                               4,360
Non-interest-earning assets...............................      63,860                              56,838
                                                            ----------                          ----------
 Total assets.............................................  $  861,090                          $  819,861
                                                            ----------                          ----------
                                                            ----------                          ----------
Liabilities and Stockholders' Equity
Savings...................................................  $  107,498        690        2.57   $  124,381        753        2.42
Interest-bearing checking.................................     139,270        794        2.28      131,640        861        2.62
Time deposits.............................................     326,988      4,260        5.21      314,142      4,371        5.57
Borrowings................................................     162,674      2,281        5.61      132,868      2,017        6.07
                                                            ----------  ---------               ----------  ---------
 Total interest-bearing liabilities.......................     736,430      8,025        4.36      703,031      8,002        4.55
                                                            ----------  ---------         ---   ----------
Non-interest-bearing deposits.............................      53,646                              48,502
Other non-interest-bearing liabilities....................       5,508                               5,332
                                                            ----------                          ----------
 Total liabilities........................................     795,584                             756,865
Stockholders' equity......................................      65,506                              62,996
                                                            ----------                          ----------
 Total liabilities and stockholders' equity...............  $  861,090                          $  819,861
                                                            ----------                          ----------
                                                            ----------                          ----------
Net interest income.......................................              $   7,884                           $   7,175
                                                                        ---------                           ---------
                                                                        ---------                           ---------
Net interest spread.......................................                               3.67                                3.45
Net interest margin.......................................                               3.98                                3.78

    Total interest expense incurred was $8.0 million for the fiscal 1997 quarter, a $23,000 increase from the fiscal 1996 quarter. This resulted from a $264,000 increase in borrowing expense due to higher average borrowings, accounting for an increase of approximately $452,000, offset by a $188,000 decrease due to lower average rates paid. Offsetting this increase, deposit expense decreased by $241,000 due primarily to a decrease in interest rates paid.

Provision for Loan Losses:

    During fiscal 1997's second quarter, the Company provided $50,000 for loan loss reserves compared to $300,000 during the corresponding 1996 fiscal quarter. The Bank uses a systematic migration analysis in determining loan loss provision. The results of this analysis for fiscal 1997 did not require substantial additions to the reserve. The Company's net charge-offs were $128,000 during fiscal 1997's second quarter relating primarily to consumer loans. Nonperforming loans at March 31, 1997 totaled $5.2 million compared to $6.6 million at December 31, 1996 and $7.9 million at September 30, 1996. The Company's total nonperforming assets at March 31, 1997 were $11.0 million compared to $12.0 million at both December 31, 1996 and September 30, 1996. The $1.0 million decrease from December 31, 1996 was the result of a decrease in each of the nonperforming loan categories. Real estate owned increased approximately $229,000 during the fiscal 1997 second quarter. At March 31, 1997, the Company believes its allowance for loan losses is adequate to cover potential loan losses in its loan portfolio.

                                                     ALLOWANCE FOR LOAN LOSSES
                                                     -------------------------
                                                        THREE MONTHS ENDED
                                                             MARCH 31,
                                                     -------------------------
(DOLLARS IN THOUSANDS)                                 1997           1996
---------------------------------------------------  ---------      ---------
Beginning of Period................................  $   2,906      $   4,009
Provision..........................................         50            300
Net Charge-offs....................................       (128)          (790)
                                                     ---------      ---------
End of Period......................................  $   2,828      $   3,519
                                                     ---------      ---------
                                                     ---------      ---------

Non-interest Income:

    Non-interest income decreased $81,000 during the fiscal 1997 quarter compared to the fiscal 1996 quarter which included a gain on sale of investments of approximately $229,000. The fiscal 1997 quarter included an increase of $105,000 in customer service fees due primarily to overdraft fees, a $153,000 increase in miscellaneous other income and a decrease of $118,000 in gain on sale of loans.

Non-interest Expense:

    Total non-interest expense was $7.9 million for the fiscal 1997 quarter, an increase of $862,000 from the fiscal 1996 quarter.

    Compensation and benefits increased $486,000 during the fiscal 1997 March quarter when compared to the same quarter last year. Regular payroll expense increased approximately $361,000 from the prior year second quarter due to annual merit increases, additional staff to open seven non-traditional (supermarket) branches and bonuses. Employee medical insurance increased approximately $128,000 due to an increase in claims as the Company is self insured for medical coverage.

    Other real estate operations expense increased $385,000 from fiscal 1996's March quarter. Fiscal 1997's March quarter included, among other things, a decrease in gain on sale of REO property of $384,000 and an increase in provision for REO and ORA loss of $99,000 partially offset by a $25,000 increase in REO income.

    Office occupancy increased $156,000 from the March 1996 quarter due to increased depreciation expense on technology initiatives and rent expense due to opening seven non-traditional (supermarket) branches, somewhat offset by a decrease in office building expense.

    The Company incurred approximately $138,000 in expense during the fiscal 1997 second quarter relating to the Merger.

    These increases were somewhat offset by the decrease of $246,000 in FDIC insurance premiums due to lower assessment rates.

Federal and State Taxes:

    Federal and state tax expense increased to $910,000 based on income before taxes of $2.4 million during the fiscal 1997 quarter. During the fiscal 1996 quarter, tax expense was $871,000 based on income before taxes of $2.4 million.

    At March 31, 1997, the Company had a net deferred income tax asset of approximately $1.4 million which is supported by recoverable taxes paid during the last three fiscal years. In addition, management believes the existing net deductible temporary differences which give rise to the net deferred income tax asset will reverse during periods in which the Company generates net taxable income and in which gross taxable temporary differences are expected to reverse. It should be noted, however, that factors beyond management's control, such as the general state of the economy and real estate values, can affect future levels of taxable income and that no assurance can be given that sufficient taxable income will be generated to fully absorb gross deductible temporary differences.

COMPARISON OF THE SIX MONTHS ENDED MARCH 31, 1997 AND 1996

Net Income:

    Net income for the six months ended March 31, 1997 was $2.9 million, or $0.74 per share, compared to net income of $3.0 million, or $0.79 per share, for the six months ended March 31, 1996. Fiscal 1997 six month results included, among other things, a $1.8 million increase in residential mortgage loan income, a $623,000 decrease in deposit account expense, a $540,000 decrease in loan loss provision, a $551,000 increase in compensation and benefits, a $984,000 increase in OREO expense and $529,000 in expenses related to the proposed merger with VFSC. Fiscal 1996 six month results included a $750,000 gain on sale of investments and a $401,000 charge due to additional expenses related to the merger of the Company's New Hampshire bank subsidiary into VFB.

Net Interest Income:

    Net interest income for the six months ended March 31, 1997 was $15.6 million, an increase of $1.5 million from the six months ended March 31, 1996.

    Total interest income was $31.8 million for the fiscal 1997 period compared to $30.7 million for the fiscal 1996 period, an increase of $1.1 million. The change was due to a $1.4 million increase in interest on loans, consisting of a $1.8 million increase due to higher average balances somewhat offset by a $386,000 decrease due to lower average rates. Offsetting this increase in loan interest was a decrease in investment and mortgage backed securities interest income of approximately $253,000 due to lower average balances, accounting for a $408,000 decrease, somewhat offset by a $155,000 increase due to higher average rates.

    Total interest expense was $16.2 million for the fiscal 1997 period compared to $16.6 million for the fiscal 1996 period, a $398,000 decrease. This resulted from a $623,000 decrease in deposit expense due primarily to lower average rates somewhat offset by a $225,000 increase in borrowing expense due primarily to an increase average borrowings.

                                                                            ANALYSIS OF AVERAGE RATES AND BALANCES
                                                                                 SIX MONTHS ENDED MARCH 31,
                                                            ----------------------------------------------------------------------
                                                                          1997                                1996
----------------------------------------------------------------------------------------------------------------------------------
                                                                        INTEREST      RATE                  INTEREST      RATE
                                                             AVERAGE     INCOME/     EARNED/     AVERAGE     INCOME/     EARNED/
(DOLLARS IN THOUSANDS)                                       BALANCE     EXPENSE      PAID       BALANCE     EXPENSE      PAID
----------------------------------------------------------  ----------  ---------  -----------  ----------  ---------  -----------
Assets
Loans.....................................................  $  490,153  $  21,853        8.92%  $  450,806  $  20,463        9.08%
Investment and mortgage backed securities.................     305,241      9,937        6.51      317,799     10,190        6.41
                                                            ----------  ---------               ----------  ---------
 Total interest-earning assets............................     795,394     31,790        7.99      768,605     30,653        7.98
Other real estate owned...................................       4,842                               4,694
Non-interest-earning assets...............................      62,401                              55,025
                                                            ----------                          ----------
 Total assets.............................................  $  862,637                          $  828,324
                                                            ----------                          ----------
                                                            ----------                          ----------
Liabilities and Stockholders' Equity
Savings...................................................  $  109,043      1,417        2.60   $  124,178      1,544        2.49
Interest-bearing checking.................................     142,238      1,619        2.28      131,198      1,808        2.76
Time deposits.............................................     324,921      8,568        5.27      313,521      8,875        5.66
Borrowings................................................     160,764      4,574        5.69      142,416      4,349        6.11
                                                            ----------  ---------               ----------  ---------
 Total interest-bearing liabilities.......................     736,966     16,178        4.39      711,313     16,576        4.66
                                                            ----------  ---------               ----------  ---------
Non-interest-bearing deposits.............................      54,078                              49,380
Other non-interest-bearing liabilities....................       6,505                               5,177
                                                            ----------                          ----------
 Total liabilities........................................     797,549                             765,870
Stockholders' equity......................................      65,088                              62,454
                                                            ----------                          ----------
 Total liabilities and stockholders' equity...............  $  862,637                          $  828,324
                                                            ----------                          ----------
                                                            ----------                          ----------
Net interest income.......................................              $  15,612                           $  14,077
                                                                        ---------                           ---------
                                                                        ---------                           ---------
Net interest spread.......................................                               3.60                                3.32
Net interest margin.......................................                               3.93                                3.66

Provision for Loan Losses:

    The Company provided $195,000 in provisions for loan losses during the fiscal 1997 period compared to $735,000 during the fiscal 1996 period. During the fiscal 1997 period, the Company had net charge-offs of $225,000. The Bank analyzes classified loans (including nonperforming loans) on a periodic basis and provides loan loss reserves in accordance with the level, quality and collateral value of these loans. In addition, historical loan loss experience, adjusted for the expected impact of changing market values, is used to assist in determining total loss reserve requirements.

                                                      ALLOWANCE FOR LOAN LOSSES
                                                      -------------------------
                                                         SIX MONTHS ENDED
                                                              MARCH 31,
                                                      -------------------------
(DOLLARS IN THOUSANDS)                                   1997           1996
-----------------------------------------------------  ---------      ---------
Beginning of Period..................................  $   2,858      $   3,622
 Provision...........................................        195            735
 Net Charge-offs.....................................       (225)          (838)
                                                       ---------      ---------
End of Period........................................  $   2,828      $   3,519
                                                       ---------      ---------
                                                       ---------      ---------

Non-interest Income:

    Non-interest income was $5.1 million for the six months ended March 31, 1997 compared to $5.6 million for the same fiscal 1996 period, which included a gain on sale of investments of $750,000.

    Customer service fees increased $320,000 from the same period last year. Customer service fees are primarily generated from overdraft and service charges on demand deposit accounts and other customer transaction fees.

    Gain on sale of loans and mortgage servicing rights decreased $237,000 during the first six months of fiscal 1997 when compared to the same period last year due to a decrease in loan sales volume.

Non-interest Expense:

    Total non-interest expense in the fiscal 1997 six month period increased $1.6 million to $15.8 million compared to the fiscal 1996 six month period.

    Other real estate operations expense increased $984,000 from the same six month period last year. Fiscal 1997 six month results, when compared to fiscal 1996, reflect a decrease of $634,000 in gain on sale of REO property, and a $408,000 increase in provisions for loss somewhat offset by a $47,000 increase in REO income.

    Compensation and benefits increased $551,000 during the fiscal 1997 six month period when compared to the same period last year. This increase was due primarily to an increase of $459,000 in regular payroll and an increase of $173,000 in medical insurance, somewhat offset by decreases in various other compensation and benefit accounts. Regular payroll increased due to annual merit increases, additional staff to open seven non-traditional (supermarket) branches, and bonuses. The Company is self-insured for medical expenses and has experienced an increase in claims during fiscal 1997.

    Office occupancy expense increased $429,000 during the six months ended March 31, 1997 when compared to the same period last year. This increase is due primarily to increased depreciation on technology initiatives and increased equipment maintenance contract fees and rent expense due to the opening of seven non-traditional (supermarket) branches.

    The Company recorded $529,000 in expenses related to the proposed merger with VFSC. This compares to $401,000 of expenses recorded during the same period last year relating to the consolidation of the Company's two subsidiary banks.

    FDIC insurance premiums decreased $333,000 during the six months ended March 31, 1997 when compared to the same period last year due to a reduction in assessment rates.

    Professional fees decreased $204,000 during Fiscal 1997's six month period when compared to the same six month period last year. This decrease was due to a decrease in accounting and consulting fees.

Federal and State Taxes:

    Federal and state taxes for the six months ended March 31, 1997 were $1.7 million based on net income before taxes of $4.6 million. This is compared to $1.7 million based on income before taxes of $4.7 million during the fiscal 1996 period.

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

Item 3.             Defaults Upon Senior Securities
                         Not Applicable

Item 4.             Submission of Matters to a Vote of the Security Holders
                         None

Item 5.             Other Information
                         None

Item 6.             Exhibits and Reports on Form 8-K.

       (a.)         Exhibit 27.1--Financial Data Schedule

       (b.) No reports on Form 8-K were filed during the quarter ended March 31, 1997.

                                       18

                                   SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                EASTERN BANCORP, INC.

DATE: MAY 14, 1997              /s/ JANINE K. PINEL
                                    ------------------------------------------
                                    JANINE K. PINEL
                                    CHIEF FINANCIAL OFFICER